Form 10-K
period 2021-12-31
Intelligent Medicine Acquisition Corp.
filed 2022-03-30
CIK 1850051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-41024

INTELLIGENT MEDICINE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-2283527
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

9001 Burdette Rd. Bethesda, MD	20817
(Address of Principal Executive Offices)	(Zip Code)

(202) 905-5834
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	IQMDU	The Nasdaq Stock Market LLC
Shares of Class A common stock, included as part of the units	IQMD	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	IQMDW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of December 31, 2021, the aggregate market value of the registrant's Class A common stock on the Nasdaq Stock Exchange LLC was approximately $202 million (based on $9.90 per share).

As of March 29, 2022, 20,700,000 shares of Class A common stock, par value $0.0001 per share, and 5,175,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Documents Incorporated by Reference:

None.

INTELLIGENT MEDICINE ACQUISITION CORP.

FORM 10-K

i

PART I

Item 1.Business.

In this Annual Report on Form 10-K (the “Form 10-K”), references to “Intelligent Medicine” or the “Company” and to “we,” “us” and “our” refer to Intelligent Medicine Acquisition Corp.

Company Overview

We are a blank check company incorporated in Delaware on February 25, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Our Sponsor is Intelligent Medicine Sponsor LLC, a Delaware limited liability company (the “Sponsor”). While we may pursue an initial business combination with a company in any sector, we intend to focus our search on life science companies that are using artificial intelligence (“AI”), machine learning (“ML”) and big data to create and power a new model of drug discovery through research and development that is far faster, less expensive and more predictable than the decades-old system of drug development we still follow today.

With a broadening set of applications for biotechnology that includes research tools and infrastructure, diagnostics, therapeutics, data, and industrial outputs, we believe the life sciences sector offers compelling opportunities for investors who possess a broad overview and understand the trends and themes. We combine a unique team of thought leaders who have deep experience and national reputations within academia, government and industry that will enable us to attract and evaluate the over 250 companies utilizing these new tools across the life sciences industry.

All activity for the period from February 25, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On November 9, 2021 we consummated the Initial Public Offering of 20,700,000 units (including 2,700,000 units pursuant to the underwriter’s exercise of the over-allotment option) (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $207,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the private sale (the “Private Placement”) of an aggregate of 10,280,000 warrants (including 1,080,000 warrants in connection with the exercise of the over-allotment option) (the “Private Placement Warrants”), allocating 9,245,000 warrants to the Sponsor and 1,035,000 warrants to the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,280,000. As of November 9, 2021, transaction costs amounted to $15,588,901 consisting of $4,140,000 of underwriting fees, $10,350,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,098,901 of other costs related to the Initial Public Offering. The payment of $10,350,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by February 9, 2023.

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

If we have not completed a Business Combination within 15 months from the closing of the Initial Public Offering, or February 9, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination.

Our Officer

Our officer is Gregory C. Simon (Chief Executive Officer and Chief Financial Officer), who brings a combination of strategic, scientific, technological and operational experience paired with a track record of being at the forefront of technological and scientific advances. We believe our officer’s expertise will make us an attractive partner to potential target businesses, and will bring unique value creation opportunities through his network.

Gregory C. Simon serves as our Chief Executive Officer, Chief Financial Officer and member of our board of directors. Most recently, Mr. Simon was the Executive Director of the White House Cancer Moonshot Task Force, a position created by President Barack Obama and for which he was chosen by Vice President Joe Biden in March 2016. In 2017, Mr. Simon co-founded and served as President of the Biden Cancer Initiative. Previously In his career, Mr. Simon held senior positions in both chambers of Congress, was Chief Domestic Policy Advisor to Vice President Al Gore, and was a senior strategy consultant to a variety of international technology CEO’s. With Michael Milken, Mr. Simon co-founded and led FasterCures and the Melanoma Research Alliance. He was the Senior Vice President at Pfizer for worldwide policy and public engagement and was the CEO of Poliwogg, a financial services company creating unique capital market opportunities in healthcare and life sciences. Mr. Simon is currently a member of the board of directors of WinSanTor Inc., a biotechnology company focused on the discovery and development of treatments for peripheral neuropathies. He has developed a reputation as a visionary strategist, a dynamic public speaker and writer, and as a knowledgeable analyst of emerging trends in healthcare, information technology, innovative drug research and development and patient advocacy.

Our Directors and Advisory Committee

Directors

Our officer’s experience is complemented by our directors, who bring invaluable insight into the industry landscape and unparalleled healthcare, pharmaceutical and artificial intelligence experience. In addition to Gregory C. Simon, our Chief Executive Officer and Chief Financial Officer, the following individuals are or will serve as our directors.

Jack D. Hidary has served as the Chairman of our board of directors since our inception. Mr. Hidary began his career with a fellowship at the National Institutes of Health focusing on applying neural networks to medical imaging and to deepen the understanding of mechanisms of action of a number of FDA approved pharmaceuticals. Mr. Hidary then built a career as a successful serial entrepreneur. Mr. Hidary first established EarthWeb, a company dedicated to the needs of tech professionals. Mr. Hidary co-founded the company with Murray Hidary and Nova Spivack. Mr. Hidary led the company from its inception through three rounds of investment and then its initial public offering and its acquisition of Dice, Inc. As Chairman and CEO of EarthWeb/Dice Inc., Mr. Hidary continued to grow the company and engage with shareholders, customers and analysts. The company is listed today as NYSE: DHX. Mr. Hidary then co-founded Vista Research in 2001, an independent financial research company serving institutional investors. Mr. Hidary sold Vista to Standard & Poor’s in 2005. Mr. Hidary is also the Chairman of the Board of Radimmune, Inc., an immuno-oncology biotech company, and serves on the board of Xprize.org and Golden Arrow Merger Corp. (Nasdaq: GAMC).

Joseph L. Schocken has served as a member of our board of directors since the Initial Public Offering. Mr. Schocken is co-founder and Chairman of Broadmark Realty Capital (NYSE: BRMK) and President of Tranceka Capital, LLC (formerly Broadmark Capital, LLC). With more than 40 years of experience in investment banking, Mr. Schocken has extensive knowledge of the financial services industry and established relationships with both strategic and institutional investors throughout the United States and internationally. He has guided Tranceka Capital, LLC’s corporate finance practice through hundreds of transactions over a broad array of industries with a focus on lending, technology and life sciences. Previously, Mr. Schocken was the Northwest Chairman of the Kerry Presidential campaign and served on the DNC National Finance Committee. Mr. Schocken has written, testified and, advocated among policy makers of both parties. Mr. Schocken is interested in national economic policy, has served as an appointee of President Obama to the National Advisory Council on Innovation and Entrepreneurship, has written several white papers and articles on capital formation which have led to testimony before committees at both the U.S. House and Senate. He is recognized as one of the driving forces behind the 2011 JOBS Act and having initiated the Protecting Religiously Affiliated Institutions Act of 2017. Mr. Schocken is the Chairman of Taqtile, Inc., the WA State AIPAC Chair, serves on the AIPAC National Council, DNC National Finance Committee, and served on the Seattle Affordable Middle Income Housing Council. Mr. Schocken received a Bachelor of Arts from the University of Washington and an M.B.A. from the Harvard Business School.

Patience Marime-Ball has served as a member of our board of directors since the Initial Public Offering. Ms. Marime-Ball has dedicated her career to finding new ways to use the levers of finance to create a more equal world. A seasoned banker, investor and philanthropist, she has worked alongside investment leaders across the globe to catalyze investment in undercapitalized communities in ways that recognize all people as essential changemakers of our global economy. In 2018, Ms. Marime-Ball founded Women of the World Endowment to harness the power of the capital markets to drive lasting change for women and girls. WoWE invests via an institutional-quality endowment structure at the intersection of gender and some of today’s most pressing social and environmental issues, and seeks to deliver market-rate financial returns while maximizing impact outcomes. Previously, Ms. Marime-Ball was Principal Investment Officer and Global Head of Banking on Women at the International Finance Corporation (IFC), where she created the multibillion Banking on Women investment platform as well as the IFC’s Global Trade Liquidity Program. She co-developed the first ever gender bond issued on the Uridashi market and worked alongside Goldman Sachs to structure a $600 million debt fund that has deployed more than $1.9 billion in loans to women entrepreneurs to-date. Earlier in her career she structured project finance deals for energy producers in Africa, Europe, Latin America and the Caribbean as well as the acquisition of power generation assets and greenfield infrastructure developments across the U.S. and Mexican markets. Ms. Marime-Ball serves as Board Vice Chair of the International Center for Research on Women; is an inaugural member of Apollo Global Management, Inc.’s Impact Advisory Committee; serves on the Board of MIO Partners, and on the Investment Committee of Align Impact; is an investor in Purple Arch Ventures; is an early- stage investor with Golden Seeds LLC and serves on several advisory boards including Emerging Sun LLC, a company she co-founded in 2005. Ms. Marime-Ball has an MBA from Kellogg Business School and a Juris Doctor from the Pritzker School of Law at Northwestern University.

Kavita Patel, M.D., M.S. has served as a member of our board of directors since the Initial Public Offering. Dr. Patel is currently a practicing primary care physician at Mary’s Center and nonresident fellow at the Brookings Institution. Previously, Dr. Patel served in the Obama Administration as director of policy for the Office of Intergovernmental Affairs and Public Engagement in the White House, where she played a key role in policy development and evaluation of policy initiatives connected to health reform, financial regulatory reform and economic recovery issues. Before joining the Obama Administration, Dr. Patel worked with the late Senator Edward Kennedy’s staff where she served as policy analyst and trusted aid and was part of the senior staff of the Health, Education, Labor and Pensions (HELP) Committee under Senator Kennedy’s leadership. Dr. Patel co-founded Tuple Health, which builds a new type of health technology platform specifically focused on delivery care under risk based payment models. Dr. Patel currently serves on the board of directors of SelectQuote, Inc. (NYSE: SLQT) and Sigilon Therapeutics, Inc. (Nasdaq: SGTX), as well as on the board of several non-profit organizations, including Dignity Healthcare and SSM Healthcare. Dr. Patel is also a Venture Partner at New Enterprise Associates and a Young Global Leader at the World Economic Forum. Dr. Patel received her Bachelor of Arts from the University of Texas at Austin, her M.D. from the University of Texas Health Science Center at San Antonio, and her M.P.H. from UCLA

Advisory Committee

We have assembled an advisory committee with biotechnology and investment experience to assist in the sourcing, evaluation, due diligence, deal execution, and post-closing strategic involvement with potential business combination partners. Our strategy, as further described below, is predicated on finding a business combination partner where we can define and present to our investors a clear, executable plan to drive long-term stockholder value creation through our collective experience. We believe the operational and financial expertise of our advisory committee is a differentiating element of our approach, which gives us the opportunity to pursue potential business combination targets in several industry sectors where we have expertise, and increases our likelihood of finding and completing a suitable business combination.

We believe that having highly experienced members of our advisory committee from multiple sectors increases the potential for a successful initial business combination, giving us a distinct advantage. The members of our advisory committee include our principal advisors, Samir N. Khleif, MD and Geoffrey S. Ling, MD, PhD, as well as Usama Fayyad, William A. Haseltine, Llew Keltner, Jonathan J. Fleming, Peter S. Knight, and Sue Siegel.

Samir N. Khleif, MD, serves as our principal advisor. Dr. Khleif is an internationally recognized pioneer oncologist, cancer researcher, inventor and a Key Opinion Leader in immunotherapy, and clinical and regulatory immunotherapy of cancer. He is a Biomedical Scholar and Professor and Director of the Immunology and Immunotherapy Center, the Loop Immuno-Oncology Laboratory, at Georgetown University and the founder and CEO of Georgiamune. He previously served as the founding Director of the Georgia Cancer Center at Medical College of Georgia; the founding CEO of the King Hussein Cancer Center and Hospital; Chief of Cancer Vaccine Section at NCI/NIH and Special Assistant to the Commissioner of FDA leading the FDA’s Transformational Critical Path Initiative for Oncology. Dr. Khleif as one of the early pioneers in immunotherapeutic drug development. He is a member of many national and international committees including the National Cancer Policy Forum and serves on the board or the scientific advisory board of many biotechnology companies and on the corporate board of Advaxis. He also served on the Advisory Boards of The Biden Cancer Initiative. The author of many peer reviewed scientific research articles and the holder of more than 100 issued or pending patents.

Geoffrey S. Ling, M.D., Ph.D., served as our principal advisor. Dr. Ling is the co-founder and CEO of On Demand Pharmaceuticals. Previously, he served as the Founding Director of the Defense Advanced Research Projects Agency (DARPA) Biological Technologies Office (BTO) from 2014 until 2016. His DARPA programs include Revolutionizing Prosthesis (brain controlled prosthetic arm), Battlefield Medicine (point of care drug manufacturing) and SAVe (battlefield ventilator). The current COVID-19 vaccines are from the DARPA BTO genomic vaccine program and the SAVe is being used as a COVID-19 surge ventilator. From 2013 through 2014, he was Assistant Director (Medical Innovation) in the Sciences division of President Obama’s White House Office of Science and Technology Policy (OSTP). Dr. Ling is a pharmacologist, neurologist and neuro critical care specialist with an international reputation as a biotech innovator. He is the Chairman of the VA National Research Advisory Council. He served on the advisory councils of the NIH-National Center for Advanced Translation Science Advisory Council and the NIH-National Institute for Neurological Diseases and Stroke. His four predictions of transformative technologies, which he published in Scientific American’s “Top 10 Emerging Technologies,” have proven correct.

Usama Fayyad, Ph.D. is a data scientist considered as one of the founders of the field of Data Mining, a Fellow of the Association of Computing Machinery and the Association for the Advancement of Artificial Intelligence, and is a named inventor on over 30 patents. Mr. Fayyad also is a Co-founder of KDD conferences, the ACM SIGKDD association for Knowledge Discovery and Data Mining. He is Chairman at Open Insights which he founded in 2008 focusing on AI/ML/BigData, Data strategy, and new business models for Data. He is the Inaugural Executive Director of the Institute for Experiential AI at Northeastern University where he is also professor of computer science. He was co-cofounder and CTO of OODA Health, Inc. (2017-2019), a San Francisco VC-funded company aiming to streamline healthcare claims and payments processing in the U.S. He served as Global Chief Data Officer at Barclays Bank in London (2013-2016) and in addition to his Group Managing Director role, he was CIO of Risk, Finance, & Treasury Technology. 2010-2013 he launched a key tech startup accelerator in MENA as Executive Chairman of Oasis500. He was Chairman/CEO/CTO at several Seattle/Silicon Valley tech startups and the first person to hold the title: Chief Data Officer when Yahoo! acquired his 2nd startup in 2004. At Yahoo! (2004-2008) he also founded Yahoo! Research Labs in addition to significantly growing revenues from ad targeting and data insights capabilities. Usama held leadership roles at Microsoft (1996-2000) and founded the Machine Learning Systems group at NASA’s Jet Propulsion Laboratory (1989-1996) where he was awarded Caltech’s top Excellence in Research award & a U.S. Government medal from NASA. Usama published over 100 technical articles, holds over 30 patents, is a Fellow of both Association for Advancement of Artificial Intelligence (AAAI) and the Association of Computing Machinery (ACM). He is a recipient of both the ACM SIGKDD Awards for Innovation and for Service. He earned his Ph.D. from the University of Michigan and holds two BSE’s in Electrical and Computer Engineering, MSE Computer Engineering and M.Sc. in Mathematics. He is an active angel investor and advisor in many early-stage tech startups across the U.S., Europe, and the Middle East. He also served on the boards or advisory boards of several private and public companies including Post Process Technology, Criteo, Invensense, RapidMiner, Stella.AI, Virsec, Silniva, Abe.AI, NetSeer, Choicestream, and others. On the academic front, he served on advisory boards of the Data Science Institute at Imperial College, AAI at UTS, and The University of Michigan College of Engineering.

William A. Haseltine, PhD, is a scientist, businessman, author and philanthropist. He was a professor at Harvard Medical School and Harvard School of Public Health from 1976-1993 where he was Founder and Chair of two academic research departments, the Division of Biochemical Pharmacology and the Division of Human Retrovirology. He is well known for his pioneering work on cancer, HIV/AIDS, and genomics. He has authored more than 200 manuscripts in peer-reviewed journals. Dr. Haseltine is a pioneer in biotechnology having founded more than a dozen biotechnology companies in fields ranging from development of cutting edge pharmaceuticals to new materials and fuels. He is the Founder of Human Genome Sciences, Inc. and served as the Chairman and CEO of the company for twelve years. Eight pharmaceutical products from companies he founded are currently approved by U.S. and international regulatory agencies. Dr. Haseltine is currently Chair and President of ACCESS Health International, Inc., a Foundation active in the United States, India, China, Singapore and the Philippines. He is also Chairman of the Haseltine Foundation for Science and the Arts. Dr. Haseltine’s work has been driven by his deep appreciation of the human condition, and he has been inspired by the great works of art, architecture, music and literature that illuminate the essence of human existence. He is a supporter of many of the great cultural institutions of today, including the Metropolitan Museum of Art, the Metropolitan Opera, the Museum of Modern Art and the Solomon R. Guggenheim Museum. He is also a member of the Advisory Board of the IE University, Madrid, a Lifetime Governor of the New York Academy of Sciences, a Trustee of the New York Academy of Medicine, and a member the board of the Lee Berger Trust for Paleoanthropology, South Africa. He is a trustee of the Brookings Institution, a member of the advisory council on Creativity and Innovation of the NYU-Shanghai University, a member of the Council on Foreign Relations. He is also the Chairman of the US-China Health Summit. Dr. Haseltine has published nine books in the past two years, two of which focused on COVID-19.

Llew Keltner, MD, PhD, has a 40-year career in biopharma drug and business development. He is Chief Executive Officer of EPISTAT, an international healthcare technology transfer, corporate risk management and healthcare strategy company that he founded in 1972. Dr. Keltner was the Chief Executive Officer of AgonOx, a biotech company developing OX40 agonists for use in cancer therapy, from 2011 to 2013. He was the President of Novici Biotech, a privately-held gene and protein optimization firm in 2010 and 2011. Dr. Keltner was Chief Executive Officer and President of Light Sciences Oncology, a privately-held biotechnology company developing a late stage, light-activated therapy for hepatocellular cancer and other solid tumors from 2001 to 2010. From 1997 to 2004, Dr. Keltner was Chief Executive Officer of Metastat, a development-stage biotech company focused on cancer metastasis. Dr. Keltner holds positions on the boards of Curetech, Infostat, BioQ Pharma, Oregon Life Sciences, Surgeon Training International, OncoSCAR, and Goodwell Technologies. He is a previous Director of Raptor Pharmaceuticals, where he served as Chairman (NASDAQ:RPTP), Light Sciences Corporation, Immunovaccine (TSX.V:IMV), Vital Choice, Thesis Technologies, Oread Companies, and MannKind Corporation (NASDAQ:MNKD). He has also been a scientific advisory board member at Heat Biologics, Pelican Therapeutics, Lifetime Corporation, ASB Meditest, Oread Laboratories, Hall-Kimbrell, and aai Pharma. Dr. Keltner is an Associate Professor at Case Western Reserve School of Medicine, and a Guest Lecturer in the Bioethics Program at Columbia University. He is currently a member of the American Society of Clinical Oncology, American Association of Cancer Research, American Medical Association, International Association of Tumor Marker Oncology, American Association of Clinical Chemistry and Drug Information Association. Dr. Keltner has also authored many research publications. Dr. Keltner earned his PhD, MD, and MS from Case Western Reserve University.

Jonathan J. Fleming is the Managing Partner of Pimlico Pond Investments, a venture capital investment firm based in Newton MA. He is the co-founder and Chairman of two VC backed ALS companies, QurAlis and Enclear Therapies, as well as the Chairman of Onc.ai a VC backed AI/ML company focused on clinical decision support tools for oncologists. He is also the Chairman of Aquaculture Research Corp. a fully integrated shellfish hatchery, farm and wholesale operation on Cape Cod. From 2002 to present Mr. Fleming has been on the faculty at MIT Sloan teaching life science strategy to MIT and Harvard graduate students. From 2015 to 2018, Mr. Fleming was the CEO of Q-State Biosciences, a private neuroscience company based on technologies licensed from Harvard University located in Cambridge MA. From 1996 to 2015, Mr. Fleming was the Managing General Partner of Oxford Bioscience Partners, an international venture capital firm specializing in life science technology-based investments which invested in early-stage life science companies in their IPOs and M&A transactions. From 2010 to present Mr. Fleming was a co-founder and GP of the first early-stage health care investment fund in Korea, the Korea Seoul Life Sciences Fund. In 1994, Mr. Fleming was a co-founder and General Partner of Medica Venture Partners, one of the first early-stage healthcare venture capital firms in Israel which co-invested frequently with his primary fund Oxford. During his career Mr. Fleming has served on numerous boards of private and public companies and has taken numerous companies through an IPO or M&A process. He has built companies with six Nobel Laureates to build their companies and is still hoping for a few more. From 2005 to the present Mr. Fleming has been a member of the executive board of NEHI, a health care policy think tank based in Boston MA. He holds a Master’s degree in Public Administration from Princeton University and a B.A. in Political Science from the University of California, Berkeley.

Peter S. Knight is a Managing Partner at Cyan Capital Partners, a fund building capacity in the field of sustainable finance. Prior to Cyan, Peter was a Founding Partner at Generation Investment Management where he helped build, with his partners Al Gore and David Blood, a leading global sustainable investing firm with assets under management now exceeding $28 billion. Mr. Knight was the President of the North American business, served on the Management Committee and was an integral member of the firm’s advocacy work with the Generation Foundation. Prior to Generation, Mr. Knight was a Managing Director of Met West Financial, an LA based asset management company. Mr. Knight started his career at the Antitrust Division of the US Department of Justice. From 1977 to 1989, he served as the Chief of Staff to Representative and later Senator Al Gore. Mr. Knight has also served in senior positions on four Presidential campaigns including serving as the Campaign Manager for President Clinton’s 1996 re-election campaign. Mr. Knight has extensive board experience in both the for-profit and non-profit sectors. He has served on seven public company boards including four in the pharmaceutical industry. Mr. Knight currently serves on two of Generation’s Fund Boards, bioAffinity and Gratitude Railroad. His philanthropic efforts include serving as Chair of the Climate Museum and the Board of Emergent, a finance accelerator scaling tropical forest conservation. He received a BA from Cornell University and a JD from the Georgetown Law School.

Sue Siegel has served as CEO, VC, and board member for big and small, public and private corporations, and non-profit organizations. Currently, Ms. Siegel serves on the public company boards of Illumina, Align, Nevro. She is Chairman of MIT’s The Engine, is a Trustee of KFF, and serves on UC Berkeley’s Bakar BioEnginuity Hub’s board. Additionally, Ms. Siegel is a Senior Lecturer on Corporate Entrepreneurship at MIT Sloan School of Management. Previously, Ms. Siegel was GE’s Chief Innovation Officer, CEO of GE Ventures & Licensing, and CEO of Healthymagination. Prior to GE, Ms. Siegel was a VC General Partner at Mohr Davidow Ventures, leading investments in Life Sciences and Health. During the early days of the Human Genome Project, Ms. Siegel led Affymetrix, one of the fastest growing genomics companies. She drove its growth from pre-revenue start up to a multi-billion publicly-listed company that shaped the emerging genomics industry, including addressing the bioethical issues of its day. Ms. Siegel serves on non-profit and advisory boards, including: co-chairing Stanford Medicine’s Board of Fellows, Mass General Brigham’s Innovation Growth Board, RAND Healthcare, UC Regents I&E Working Group, and the U.K. National Health Services Digital Academy. Dedicated to public service, she served on President Obama’s Working Group for the Precision Medicine Initiative, was a founding board member of the NIH’s National Center for Advancing Translational Science, and served as a selection judge for White House Fellows across administrations. After Ms. Siegel completed her academic graduate work in molecular biology and biochemistry, she held executive leadership roles at BioRad, DuPont, and Amersham. Ms. Siegel received a Bachelor of Science in Biology from University of Puerto Rico-Mayaguez, and her MS in Biochemistry and Molecular Biology from Boston University School of Medicine.

Acquisition Strategy

We believe our management team is well-positioned to identify unique opportunities in the healthcare sector, particularly in areas in which AI, quantum computing and biomedicine converge. Our selection process will leverage our extensive network of relationships with senior executives in both private and public companies, unique access to deal flow from top-tier venture capital and private equity funds and leading investment banking firms. We believe that our management team’s reputation, depth of operating and investing experience, history of structuring and executing mergers and acquisitions and other transactions, will make us a preferred partner for these potential targets.

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. We intend to seek to acquire companies that we believe are characterized by one or more of the themes below:

●	data-driven approaches to accelerate the drug discovery and development process;
●	the collection and analysis of real world evidence to inform expanded or novel uses of existing drugs; and
●	novel biologics in pursuit of solutions for diseases that have largely been considered undruggable to date.

Any company that we target, in addition to being characterized by one or more of the areas of focus described above, should be ready to be a publicly-traded company, with strong management and reporting policies in place. Lastly, we would expect the target to have unrecognized value or growth characteristics that we believe are likely to be appreciated by the market in the short term, thus enabling above-average risk-adjusted returns.

The Human Genome Project Meets Moore’s Law

In 1996, it took all night to download a 1 MB image over a traditional phone line. Today, internet speeds are basically instantaneous, computing power is growing according to Moore’s Law and data storage is practically unlimited.

In 1996, it took 10 to 12 years and hundreds of millions of dollars to bring a drug to market. Today, it still takes 10 to 12 years, but now over $2.5 billion to develop a successful drug. This cost consists of approximately $1.4 billion out-of-pocket expenses and $1.2 billion of time costs.

We believe the need for a new system of drug discovery is obvious. According to the NIH, there are about 8,000 diseases but only 500 of which have FDA approved treatments. The vast majority of these treatments manage but do not cure, such as insulin for diabetes and statins for cholesterol. We cannot afford the time or money to develop therapies for all of these diseases at 10 to 12 years and billions of dollars each.

To address these unmet needs with cures and lower their associated costs requires a new approach to drug discovery.

The advent of true AI and ML, combined with big data from millions of medical records and millions of compounds, provides the opportunity to re-engineer the drug discovery process to dramatically reduce the time between discovery and clinical trials, to develop new biomarkers and diagnostic tools, to design drugs that are more likely to work without being toxic, to more accurately predict the results of clinical trials and to provide better outcomes for millions of people. That is why many research organizations are predicting that all drugs will be developed using AI by 2030.

This is possible because Moore’s Law is finally meeting the Human Genome, the mapping of which was completed in 2002. We now have the ability to harness genetics, proteomics (the study of proteins) and big data to create the biopharma research and discovery engine for the 21st Century.

Market Opportunity

Healthcare costs in the United States have been rising faster than inflation for more than a decade. Total healthcare expenditures exceeded $4 trillion in 2020, representing nearly 19% of gross domestic product. At the same time, “baby boomers” have begun to enter the years of their life with the highest medical costs. Baby boomers are now 57 to 75 years of age and number approximately 75 million. The average senior citizen will spend nearly $400,000 on healthcare costs during their remaining lifetimes.

Pharmaceutical expenditures represent approximately 10% of the nearly $4 trillion healthcare expense as currently estimated. A substantial portion of those funds are spent to treat chronic conditions (such as hypertension, high cholesterol and diabetes) and congenital lifelong conditions (including chronic kidney disease and sickle cell anemia). A large portion of the remainder is spent on the treatment of various forms of cancer.

A significant portion of the drugs developed over the past 30 years by large pharmaceutical companies are designed to treat the symptoms of chronic disease. More recently, the biotech industry has developed biologic treatments that interfere in the mechanisms of disease and in some cases can prevent disease altogether.

Of the 8,000 known diseases in the world, almost 7,000 are rare diseases (these are diseases with a patient population of less than 200,000, and while each disease is “rare,” collectively they impact millions of people). The majority of the more than 7,000 rare diseases were until very recently considered “undruggable,” either because they were based in the genetic code or because the mechanism of the disease was not understood. Since the Human Genome Project finished mapping the human genome in 2002, scientists have developed the capability to map and understand the genetic footprint of many diseases. They are no longer undruggable. Medical professionals have developed tools, such as CRISPR, which allow doctors to correct mistakes in the genome that cause disease. Suddenly, in just the past ten years, scientists have the ability to seek treatments that potentially lead to the cure of many diseases that have previously been undruggable. Curing a disease eliminates the substantial costs of chronic treatment.

While scientists now have the ability to create hundreds or even thousands of new drugs, the drug development process has not kept up with the advances in understanding biology. 2020 was a record year for novel drug approvals by the FDA, when 53 drugs were approved. An incredible amount of time and money goes into drug development. Bringing the average drug to market costs more than $2.5 billion and can take 10 to 12 years. This capital cost means the drugs must be expensive in order for the manufacturer to recoup its outlays, especially over a multi-year investment horizon. The singular focus on developing a few dozen drugs a year leaves many people untreated: estimates are that at least 150 million Americans have at least one chronic illness.

Utilizing AI and ML can accelerate the process dramatically while at the same time reducing costs and, more importantly, create drugs that are more effective with less side effects and toxicities. The venture capital community has recognized this potential. Healthcare AI startups were able to raise over $2 billion in the third quarter of 2020, with most of that money going to companies seeking to streamline the drug development process. Over the past five years, more than 250 startups have been funded in the AI/drug discovery space, raising almost $10 billion of venture capital.

AI and ML have already delivered substantial innovations in our society. Google Maps, digital assistants and e-payments have all become possible through AI and ML. Now, healthcare professionals are applying this science to drug discovery and development. Electronic health records have created massive data sets that can now be analyzed to accelerate the discovery of new targets for treatment. Along with scans of existing medical literature and genetic data sets, scientists can discover gene-disease associations identifying even more targets.

According to a study by researchers from the London School of Economics conducted on Food and Drug Administration (the “FDA”) approved data from 2009 to 2018, the average cost of bringing a drug to market was $1.3 billion (after accounting for the cost of failures). During this ten-year period, the FDA approved 355 drugs. When most diseases were thought to be undruggable, this rate of approval appeared sufficient. We believe that it no longer is. The development period for these drugs is at least 10 to 12 years and in some cases more than a decade. Both capital and time are gating issues in garnering drug approval. We believe that many millions of people will cost the healthcare system trillions of dollars suffering from diseases that could be mitigated or cured during their lifetimes. Instead of spending $1 billion per drug and taking several years, we need to (and likely can) reduce both the time and cost significantly through AI and ML.

As outlined above, the traditional drug development process is complex and lengthy. Developing a drug for any disease requires a lengthy preclinical and clinical development process. In short, the preclinical stage is an experimental stage of four to seven years including many steps in the current state-of-the-art process that requires a high level of educated guessing to reach an effective drug that can enter into clinical trials. These steps include:

1)	identifying one of the molecules (genes/proteins) that are responsible for the disease through experimental discovery;
2)	finding a drug that targets this molecule based on its three-dimensional structure, which requires a lengthy process of making the protein and developing its crystal structure;
3)	experimentally screening arrays of millions of drugs and compounds that are publicly available, or synthesizing new drugs by predicting their structures on the basis of the protein’s three-dimensional structure, to identify the one that can target the molecule and correct or stop its function; and
4)	refining the identified compounds to be suitable for human use by decreasing their potential toxicities and enhancing their functionality through modifying and synthesizing hundreds or even thousands of new forms of the compounds and experimentally conducting arrays of assays and animal experiments – a process that undergoes many cycles until a suitable one is identified.

The drug then moves to the clinical stage of an additional four to six years of three stages of clinical trials development: phase 1 to identify the spectrum of tolerability and dose that patients can be treated with; phase 2 to identify the efficacy of the drug in certain conditions; and phase 3 to establish the superiority of the new drugs over standard therapy. This lengthy, highly complex and extremely expensive process can be substantially shortened and made more efficient and less expensive through the utilization of AI, which can assist and sometimes replace some of the steps outlined above. This especially decreases the need for certain long and extensive experimentations and substantially increases the level of certainty during the process. Some of the AI contribution includes:

●	identifying proper molecular targets in specific diseases through molecular network mining and computer three dimensional modeling; and
●	identifying potential drugs through mining of millions of publicly available compounds using computer models of binding of the drug to the targeted molecule and further using specific algorithms and machine learning to improve these drugs and make them more suitable for human use.

This decreases, and in some cases eliminates, the need for lengthy experimental steps and can be much more accurate. On the clinical side, AI can help in identifying the appropriate patients to increase the potential of success in clinical trials.

Moderna Therapeutics is a biotech company that has received a large amount of press throughout 2020 surrounding its development of an mRNA vaccine candidate for COVID-19, mRNA-1273. Founded in 2010, a time when many companies were beginning to undergo digital transformation, of which AI/ML is a fundamental building block, Moderna looked to incorporate digitization as a “core attribute and key enabler” in its business model and infrastructure from inception. By embracing advanced analytics early on, alongside its focus on mRNA-based therapeutics, Moderna has been able to efficiently identify high potential drug candidates for further investment. Machine learning technology further speeds up the development process by optimizing the mRNA sequence for manufacturing and testing. The efficiency this process offers is clearly seen in the development of mRNA-1273, which was ready to initiate phase 1 clinical trials in a record-breaking 42 days and which went through all clinical testing and approval in record time. Given the complexity and cost associated with the traditional drug discovery process, if successful, this approach has the potential to revolutionize drug development and, in turn, the biopharma industry.

We believe that current market dynamics support our differentiated ability to identify and nurture private companies that embody the potential of AI/drug discovery. We believe that we will be an attractive financing alternative for AI companies given the depth and breadth of our team’s experience. Partnering with our company can be an efficient means to unlocking innovation value through the public markets

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and key employees, document reviews and inspection of facilities, as well as a review of financial, operational, legal and other information that is made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officer or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officer or directors, we, or a committee of our independent directors, will obtain an opinion that our initial business combination is fair to us from a financial point of view from either an independent investment banking firm that is a member of FINRA or an independent accounting firm.

Members of our management team may directly or indirectly own our founder shares, Class A common stock and/or private placement warrants following the Initial Public Offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, the members of our management team may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officer or director were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Any of our directors, our officer, our sponsor or any of its affiliates may sponsor or form, or in the case of individuals, become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regardless of whether we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by February 9, 2023, or during any extended time that we have to consummate a business combination beyond February 9, 2023, as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”). Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Initial Business Combination

As required by the Nasdaq rules, our initial business combination will be approved by a majority of our independent directors. The Nasdaq rules also require that we must complete our initial business combination with one or more businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of fair market value test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of the 80% of fair market value test. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

We may structure our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of fair market value test. If the initial business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

In addition, pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.

Other Considerations

We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, officer or directors.  In the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our sponsor or any of our officer or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial business combination or transaction is fair to our company from a financial point of view.

Our officer, directors and members of our advisory committee are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, other entities, the officer, directors and members of the advisory committee and such entities will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties, and there can be no assurance that such conflict of interest will be resolved in our favor.

Corporate Information

Our executive offices are located at 9001 Burdette Rd., Bethesda, MD 20817 and our telephone number is (202) 905-5834.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the aggregate worldwide market value of our Class A common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.  References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded 250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements and other disclosures with other public companies difficult or impossible.

Financial Position

With funds available for an initial business combination initially in the amount of $200,790,000 after payment of $10,350,000 of deferred underwriting commissions, in each case excluding working capital held outside the trust account and before fees and expenses associated with our initial business combination, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us if needed to complete a transaction.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time.  We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.  We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.  In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Initial Public Offering and Private Placement, and may as a result be required to seek additional financing to complete such proposed initial business combination.  Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination.  In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing.  There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.  At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various sources, including our global networks and our advisors. Businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Form 10-K and know what types of businesses we are targeting. Our sponsor, officer, directors and advisors and their respective affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have.  While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.  We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue.  Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.  In no event will our sponsor or our existing officer or directors, or any entity with which our sponsor or officer are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).  Although none of our sponsor, officer or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, officer or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business.  Some of our officer and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination.  The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officer or directors, or their respective affiliates.  In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officer or directors, or their respective affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.  We are not required to obtain such an opinion in any other context.

If our officer or directors become aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officer and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of Our Initial Business Combination

As required by the Nasdaq rules, our initial business combination will be approved by a majority of our independent directors. The Nasdaq rules also require that we must complete our initial business combination with one or more businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of our satisfaction of the 80% of fair market value test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of fair market value test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and key employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.  Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to acquire multiple businesses.  In addition, we intend to focus our search for an initial business combination in a single industry.  By completing our initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination and cause us to depend on the marketing and sale of a limited number of products or services.

Post-Combination Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct.  In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company.  Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty.  The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination.  While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination.  Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company.  The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business.  We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) shares of Class A common stock that will either (a) be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
●	any of our directors, officer or substantial security holders (as defined by the Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange rule will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a stockholder vote;
•	the risk that the stockholders would fail to approve the proposed business combination;
•	other time and budget constraints of the company; and
•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officer, advisors or their respective affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.  There is no limit on the number of shares our initial stockholders, directors, officer, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq rules.  However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.  If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.  We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.  Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.  None of the funds held in the trust account will be used to purchase public shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met.  The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination.  Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.  In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officer, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officer, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officer, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination.  Our sponsor, officer, directors, advisors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officer, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act.  Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser.  Our sponsor, officer, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon (i) the completion of our initial business combination or (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 9, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.  Such redemptions, if any, will be made at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the event triggering the right to redeem, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.20 per public share.  The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter from the Initial Public Offering.  The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares.  There will be no redemption rights upon the completion of our initial business combination with respect to our warrants.  Our initial stockholders, officer and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination or a stockholder vote to approve an amendment to our amended and restated certificate of incorporation, as described above.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer.  The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement.  Under the Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our initial stockholders, officer and directors have agreed to vote their founder shares and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 7,762,501, or 37.5% (assuming all outstanding shares are voted), or 1,293,751 or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 20,700,000 public shares outstanding to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which may include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by February 9, 2023, or during any Extension Period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until February 9, 2023, to complete our initial business combination. If we do not complete our initial business combination within such 15-month period or any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 15-month time period.

Our initial stockholders, officer and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination prior to February 9, 2023 or during any Extension Period. However, if our initial stockholders, officer or directors acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our initial stockholders, officer and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to February 9, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriter of the Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officer, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of the Initial Public Offering and the Private Placement with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors; however, such liability will not be greater than the amount of funds from our trust account received by any such stockholder. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the Initial Public Offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination prior to February 9, 2023 or during any Extension Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination prior to February 9, 2023 or during any Extension Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination prior to February 9, 2023 or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to February 9, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we do not complete our business combination prior to February 9, 2023 or during any Extension Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation may give others with greater resources an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 9001 Burdette Rd., Bethesda, MD 20817and our telephone number is (202) 905-5834. Our executive offices are provided to us by an affiliate of our sponsor at no cost to us. We consider our current office space adequate for our current operations.

Employees

We currently have one officer. This individual is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Item 1A.Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks include the following:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us or the future target company we may acquire.
●	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek stockholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officer, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	If the net proceeds from the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until February 9, 2023, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.
●	We may not be able to consummate an initial business combination by February 9, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, our management team or initial stockholders which may raise potential conflicts of interest.
●	Since our sponsor, executive officer and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquired during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
●	Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
●	Our management team may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our executive officer, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.

Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our initial stockholders, officer and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 7,762,501, or 37.5% (assuming all outstanding shares are voted), or 1,293,751, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 20,700,000 public shares outstanding to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the representative will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

Because our trust account will initially contain $10.20 per share of Class A common stock, public stockholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our trust account will initially contain $10.20 per share of Class A common stock. This is different than some other similarly structured blank check companies for which the trust account will only contain $10.00 per share of Class A common stock. As a result of the additional funds that could be available to public stockholders upon redemption of public shares, our public stockholders may be more incentivized to redeem their public shares and not to hold those shares of Class A common stock through our initial business combination. A higher percentage of redemptions by our public stockholders could make it more difficult for us to complete our initial business combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by February 9, 2023 or seek a stockholder approved extension of such period. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (“COVID-19”) pandemic and the status of debt and equity markets.

Since December 2019, a novel strain of coronavirus that causes COVID-19 has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may also be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to coordinate as a team or to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable or terms acceptable to us or at all.

We may not be able to complete our initial business combination by February 9, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by February 9, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. For instance, drugs developed using AI technology have undergone limited testing, and the FDA has only recently approved the first set of these drugs for clinical trials. If the companies developing these drugs experience any delay in shepherding these drugs through clinical trials because either these drugs (or the INDs for such drugs) are not approved by the FDA on a timely basis or the FDA were to alter the way these drugs are reviewed from its historical practice, it may become difficult to find a suitable target business and complete our initial business combination within such time period on terms and conditions that are satisfactory to us, whether as a result of the regulatory environment applicable to its business or our existing corporate structure and ownership. Further, changes in healthcare policy in the United States or other international jurisdictions, in addition to any long-term effects of the COVID-19 pandemic that are hard to predict, may make the AI drug development space a less attractive industry than is currently anticipated. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officer, advisors and their affiliates may elect to purchase public shares or public warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officer, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officer, advisors or their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our special purpose acquisition company structure and limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from the Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may present closing risk by reducing the resources available to us for our initial business combination. Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such a transaction will preclude any recourse against our trust account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. These factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officer or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Marcum LLP, our independent registered public accounting firm, and the underwriter of the Initial Public Offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter from the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officer, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officer.

We have agreed to indemnify our officer and directors to the fullest extent permitted by law. However, our officer and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officer and directors may discourage stockholders from bringing a lawsuit against our officer or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officer and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officer and directors pursuant to these indemnification provisions.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors. In addition, even after we were to complete an initial business combination, our directors and officer could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officer, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by February 9, 2023, or during any Extension Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the end of the 24th month after the closing of the Initial Public Offering or the expiration of any Extension Period in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by February 9, 2023, or during any Extension Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Because we are neither limited to evaluating a target business in a particular industry, sector or geographic area nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any industry, sector or geographic area, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officer and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.

Although we intend to focus on identifying companies at the intersection of the artificial intelligence and healthcare industries, we will consider an initial business combination outside of our management team’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Initial Public Offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management team’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We would include the same financial statement disclosure in connection with any tender offer documents. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy or tender offer rules and complete our initial business combination within the prescribed timeframe.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officer, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instrument in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments, including to extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation will provide that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds from the Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own  20% of our common stock following the Initial Public Offering , will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholders, officer and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 9, 2023, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our initial stockholders, officer and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial stockholders, officer and directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public stockholders may receive only approximately $10.20 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We have not selected any specific business combination target but intend to target businesses larger than we could acquire with the net proceeds from the Initial Public Offering and the sale of the private placement warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of public shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase public shares in connection with our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officer, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share,” under certain circumstances our public stockholders may receive less than $10.20 per share upon the liquidation of the trust account.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officer and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantia debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.

As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds from the Initial Public Offering and the sale of the private placement warrants which will cause us to be solely dependent on a single business which may have a limited number of products and services. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the Initial Public Offering and the sale of the private placement warrants, $211,140,000 will be available to complete our initial business combination and pay related fees and expenses (which includes up to $10,350,000 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officer, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officer, other employees or stockholders.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officer, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. Unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for any action arising under the Securities Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officer, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption under certain circumstances, warrant holders will be able to exercise their warrants on a cashless basis prior to redemption. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our Class A common stock (defined above) over the exercise price of the warrants by (y) the fair market value and the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised the warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

Any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities.

We will seek to complete an initial business combination with companies at the intersection of the artificial intelligence and healthcare industries, but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officer and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. For instance, changes in governmental policies in the United States or other jurisdictions in which any specific target business operates may change following our initial business combination, which could result in increased regulations, reduced demand for government spending, including healthcare spending, or other factors inherent in the industry in which the target business operates. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officer or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Certain members of our management team are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain members of management team are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although our officer may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by February 9, 2023, or during any Extension Period.

There could be overlap between companies that would be suitable for a business combination with us and companies that present an attractive investment opportunity for our sponsor and/or the members of our management team.

Members of our management team also may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they owe certain fiduciary or contractual duties. Any such opportunities may present additional conflicts of interest in pursuing an acquisition target, and members of our management team may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In addition, our sponsor and members of our management team, may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, and members of our management could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

However, we do not believe that any potential conflicts of interest with respect to such other special purpose acquisition companies would materially affect our ability to complete our initial business combination because our management team has significant experience in identifying and executing multiple acquisition opportunities simultaneously and we are not limited by industry or geography in terms of the acquisition opportunities we can pursue.

Unlike many other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible into or exercisable or exchangeable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our Initial Public Offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of all outstanding shares of common stock upon completion of the Initial Public Offering, plus (ii) all shares of Class A common stock and equity-linked securities issued, or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, and any private placement-equivalent warrants issued to our sponsor or its affiliates upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

We may not hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Our financial statement footnotes include disclosure regarding the substantial doubt about our ability to continue as a “going concern.”

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In connection with our assessment of going concern considerations, we do not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination.

While we expect to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about our ability to continue as a going concern. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful by February 9, 2023.

As is customary for a special purpose acquisition company, if we are not able to consummate a Business Combination by February 9, 2023, we will cease all operations and redeem the shares held by our public stockholders. Management plans to continue its efforts to consummate a Business Combination by February 9, 2023.

We have identified material weaknesses with regard to our internal controls over financial reporting. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

The Company does not have adequate resources to ensure its financial statements and footnotes are prepared accurately in accordance with accounting principles generally accepted in the United States. In addition, in April 2021, the Company experienced a cyber-security incident whereby certain electronic payment remittance information of a Company vendor was intercepted and altered. A similar occurrence happened at the Company’s Sponsor entity in May 2021. The internal controls, as designed, did not timely prevent and detect the unauthorized payments from occurring. As such, the Company has concluded that material weaknesses exist in its internal controls over financial reporting.

In light of the identified material weaknesses, we have begun to enhance our processes, policies and procedures regarding financial reporting, including digital security. In connection therewith, we continue to formalize our processes and increase our communication among our personnel and third-party professionals with whom we consult. The elements of our remediation plan can only be accomplished over time.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in the Initial Public Offering or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders and only holders of our founder shares will have the right to vote on the election of directors prior to our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

If we pursue a target business in the artificial intelligence and healthcare industries, we would be subject to a variety of additional risks that may negatively impact our operations.

Business combinations with companies at the intersection of the artificial intelligence and healthcare sectors, entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	such target business will likely have incurred losses since inception and may not be able to generate sufficient revenue to maintain profitability;
●	research and development efforts that enhance drug discovery platforms are inherently risky and may affect our operating results;

●	their commercial success depends on the quality of their drug discovery platforms and technological capabilities and their acceptance by new and existing partners in the markets in which they operate;
●	research and manufacturing organizations may not achieve projected discovery and development milestones and other anticipated key events across expected timelines or at all;
●	biopharmaceutical drug development is inherently uncertain, and it is possible that none of the drug candidates that may be discovered using drug development platforms are further developed or will receive marketing approval or become viable commercial products, on a timely basis or at all;
●	the life sciences and biotech platform technology market is highly competitive, and if a target business cannot compete successfully with its competitors, it may be unable to increase or sustain its revenue, or sustain profitability; and
●	if such target business cannot maintain and expand current partnerships and enter into new partnerships that generate discovery programs for antibodies, its business could be adversely affected.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the artificial intelligence and healthcare sectors. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

We may engage the underwriter or one of its affiliates to provide additional services to us after the Initial Public Offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriter is entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriter or one of its affiliates to provide additional services to us after the Initial Public Offering including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with the underwriter or their affiliates and no fees or other compensation for such services will be paid to the underwriter or its affiliates prior to the date that is 60 days from the date of our prospectus for the Initial Public Offering, unless such payment would not be deemed underwriting compensation in connection with the Initial Public Offering. The representative of the underwriter is also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriter or its affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

If the net proceeds from the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until February 9, 2023, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate February 9, 2023, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of the Initial Public Offering, the funds available to us outside of the trust account will be sufficient to allow us to operate until February 9, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Risks Relating to Ownership of Our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

The net proceeds from the Initial Public Offering and certain proceeds from the sale of the private placement warrants, in the amount of $211,140,000, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $211,140,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
●	In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company;

●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 9, 2023, or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by February 9, 2023, or during any Extension Period, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, shares of Class A common stock and warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on Nasdaq, our units, Class A common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we complete an initial business combination. In addition, the value of the sponsor founder shares will be significantly greater than the amount our sponsor paid to purchase such shares in the event we complete an initial business combination, even if the business combination causes the trading price of our Class A common stock to materially decline.

Our sponsor invested an aggregate of $9,270,000 in us in connection with the Initial Public Offering, comprised of the $25,000 purchase price for the founder shares and the $9,245,000 purchase price for the Private Placement Warrants. We offered our units to the public at an offering price of $10.00 per unit, and the amount in our trust account was initially $10.20 per public share. However, because the sponsor paid only a nominal purchase price of approximately $0.004 per share for the founder shares, the value of your public shares may be significantly diluted as a result of the automatic conversion of the founder shares into Class A common stock upon our completion of an initial business combination.

The following table shows the public stockholders’ and our initial stockholders’ investment per share and how these compare to the implied value of one share of Class A common stock upon the completion of our initial business combination. The following table assumes that (i) our valuation is $200,790,000 (which is the amount we would have in the trust account for our initial business combination ), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial stockholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (i) the value of our public and private placement warrants, (ii) the trading price of our Class A common stock, (iii) the initial business combination transaction costs (including payment of $10,350,000 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Class A common stock held by public stockholders	20,700,000
Class B common stock held by our initial stockholders	5,175,000
Total common stock	25,875,000
Total funds in trust at the initial business combination	$200,790,000
Public stockholders’ investment per share of Class B common stock(1)	$10.00
Our initial stockholders’ investment per share of Class B common stock(2)	$1.79
Implied value per share of Class A common stock upon the initial business combination(3)	$7.76
(1)While the public stockholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(2)Our initial stockholders’ total investment in the equity of the company, inclusive of the founder shares and their $9,245,000 investment in the private placement warrants, is $9,270,000. For purposes of this table, the full investment amount is ascribed to the founder shares only.
(3)All founder shares held by our initial stockholders would automatically convert into Class A common stock upon completion of our initial business combination.

Based on these assumptions, each share of Class A common stock would have an implied value of $7.76 per share upon completion of our initial business combination, representing an approximate 22% decrease from the initial implied value of $10.00 per public share. While the implied value of $7.76 per share of Class A common stock upon completion of our initial business combination would represent a dilution to our public stockholders, this would represent a significant increase in value for our initial stockholders relative to the price it paid for each founder share. At $7.76 per share of Class A common stock, the 5,175,000 shares of Class A common stock that the initial stockholders would own upon completion of our initial business combination (after automatic conversion of the initial stockholders’ 4,500,000 founder shares) would have an aggregate implied value of $40,158,000. As a result, even if the trading price of our Class A common stock significantly declines, the value of the founder shares held by our initial stockholders will be significantly greater than the amount our initial stockholders paid to purchase such shares. In addition, our initial stockholders could potentially recoup their entire investment in our company even if the trading price of our Class A common stock after the initial business combination is as low as $1.79 per share. As a result, our initial stockholders are likely to earn a substantial profit on their investment in us upon disposition of their Class A common stock even if the trading price of our Class A common stock declines after we complete our initial business combination even if the value of the public shares declines significantly. Our initial stockholders may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our initial stockholders had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the Initial Public Offering, there were 179,300,000 and 14,285,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants. Immediately after the consummation of the Initial Public Offering, there will be no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our initial stockholders, officer and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 9, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officer and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 9, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination by February 9, 2023 or during any Extension Period, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we have not completed an initial business combination by February 9, 2023, our public stockholders may be forced to wait beyond such date before redemption from our trust account.

If we have not completed an initial business combination by February 9, 2023, or during any Extension Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond February 9, 2023, or the expiration of any Extension Period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption of public shares or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Holders of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

A registration of the shares of Class A common stock issuable upon exercise of the warrants may not be in place when an investor desires to exercise warrants, except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of shares of our Class A common stock that you will receive upon cashless exercise will be based on a formula. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from state registration is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial business combination.

We issued an aggregate of 20,630,000 warrants in connection with the Initial Public Offering (comprised of the 10,350,000 warrants included in the units and the 10,280,000 Private Placement Warrants). The warrants do not meet the criteria for equity treatment and, as such, the warrants must be recorded as derivative liability. We will record at fair value upon issuance any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock, including as a result of increased volatility in our earnings due to fluctuations in the value of the warrants as well as increased costs associated with obtaining such valuations. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

None of the private placement warrants will be redeemable by us (subject to certain exceptions) so long as they are held by our sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 10,350,000 shares of Class A common stock as part of the units issued in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement warrants to purchase an aggregate of 10,280,000 private placement warrants at $1.00 per share. Our initial stockholders, including our sponsor, currently own an aggregate of 5,175,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $2,000,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in the Initial Public Offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) they are entitled to registration rights.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

(i)we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;
(ii)the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
(iii)the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities - Redeemable Warrants - Public Stockholders’ Warrants - Redemption of warrants” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Certain agreements related to our Initial Public Offering may be amended without stockholder approval.

Each of the agreements related to our Initial Public Offering to which we are a party, other than the warrant agreement (except for provisions of the warrant agreement enabling amendments without stockholder or warrant holder approval that are necessary in the good faith determination of our board of directors (taking into account then existing market precedents) to allow for the warrants to be classified as equity in our financial statements) and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration rights agreement among us and our initial stockholders; and the private placement warrants purchase agreement between us and our sponsor.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination only holders of shares of our Class B common stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The warrants may become exercisable and redeemable for a security other than the shares of Class A common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.

The grant of registration rights to our initial equity holders may make it more difficult to complete our initial business combination, and the future exercise of such rights, particularly in the event that our Class A common stock exceeds $12.00 per share for a period of time after our initial business combination, may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which are founder shares are convertible, the private placement warrants, the shares of Class A common stock issuable upon exercise of the private placement warrants held, or to be held, by them, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The lock-up provisions on our founder shares may be removed subsequent to our initial business combination if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination. Consequently, at such time (which may be earlier than one year after our initial business combination), our initial stockholders and their permitted transferees may transfer and demand registration of the founder shares and shares of Class A common stock issuable upon conversion thereof when our Class A common stock trades at a marginal premium to the initial offering price“, thereby compounding the potential dilution to our public stockholders. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Risks Relating to Our Management

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officer and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.

The officer and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management team may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Members of our management team are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses.

Although we have retained and may in the future retain consultants to perform certain services for the company, we do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officer, directors and advisory committee members is engaged in other business endeavors for which they may be entitled to substantial compensation and our officer, directors and members of the advisory committee are not obligated to contribute any specific number of hours per week to our affairs nor are they prohibited from sponsoring, or otherwise becoming involved with, or continuing their involvement with, any other blank check companies prior to us completing our initial business combination. Our independent directors may also serve as officer or board members for other entities. If other business affairs of members of our management team require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officer, directors and advisory committee members are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officer, directors and advisory committee members are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

Our officer, directors and advisory committee members also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officer, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officer, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officer, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, management team or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officer, directors and advisory committee members with other entities, we may decide to acquire one or more businesses with which our sponsor or one or more of our officer or directors is affiliated. Our officer, directors and advisory committee members also serve as officer and board members for other entities. Further, affiliates of our sponsor are currently sponsoring other blank check companies. Such entities may compete with us for business combination opportunities. Our sponsor, officer, directors and advisory committee members are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion, from an independent investment banking firm or an independent accounting firm regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officer, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with other entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity to any such parties, which may give rise to certain conflicts of interest.

Since our sponsor and its investors and our directors will lose their entire at-risk investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 8, 2021, our sponsor purchased an aggregate of 5,750,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.004 per share. In June 2021, our sponsor transferred an aggregate of 275,000 founder shares to certain of our directors and advisers. In September 2021, our sponsor forfeited an aggregate of 1,437,500 of the remaining 5,475,000 founder for no consideration, thereby resulting in 4,312,500 remaining founder shares held by our sponsor, directors and advisers. On November 4, 2021, in connection with an increase in the size of the Company’s Initial Public Offering, an additional 862,500 Founder Shares were issued pursuant to a stock dividend, thereby resulting in 5,175,000 remaining founder shares held by our sponsor, directors and advisers . The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the Initial Public Offering. All of the founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and Cantor purchase an aggregated of 10,280,000 Private Placement Warrants  at a price of $1.00 per warrant ($10,280,000 in the aggregate), which will also be worthless if we do not complete an initial business combination. Our initial stockholders, officer and directors have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) any stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 9, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officer and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. While they are not currently, certain of those persons may become involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, while they are not currently, certain of those persons may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. While they are not currently, individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their previous personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability as a result of their previous individual conduct or otherwise. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We are dependent upon our executive officer and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officer and directors. We believe that our success depends on the continued service of our officer and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officer. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●costs and difficulties inherent in managing cross-border business operations;
●rules and regulations regarding currency redemption;
●complex corporate withholding taxes on individuals;
●laws governing the manner in which future business combinations may be effected;
●exchange listing and/or delisting requirements;

●tariffs and trade barriers;
●regulations related to customs and import/export matters;
●local or regional economic policies and market conditions;
●unexpected changes in regulatory requirements;
●longer payment cycles;
●tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●currency fluctuations and exchange controls;
●rates of inflation;
●challenges in collecting accounts receivable;
●cultural and language differences;
●employment regulations;
●underdeveloped or unpredictable legal or regulatory systems;
●corruption;
●protection of intellectual property;
●social unrest, crime, strikes, riots and civil disturbances;
●regime changes and political upheaval;
●terrorist attacks, natural disasters and wars; and
●deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officer or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Following our initial business combination, substantially all of our assets could be located in a foreign country and substantially all of our revenue could be derived from our operations in such country. Accordingly, our results of operations and prospects could be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are ultimately located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

General Risk Factors

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results, and we will not commence operations until obtaining funding through the Initial Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, directors and their respective affiliates may not be indicative of future performance of an investment in the company or in the future performance of any business we may acquire.

Information regarding performance by, or businesses associated with, our management team, directors and their respective affiliates is presented for informational purposes only. Past performance by our management team, directors and such affiliates is not a guarantee (i) either of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical performance of our management team and directors or that of their respective affiliates as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Our management team, directors and their respective affiliates have had limited past experience with blank check and special purpose acquisition companies.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

In April 2021, we experienced a cyber-related incident in connection with the payment of a vendor for which we are pursuing remedies. While we have since strengthened our vendor payment controls and procedures, we will continue to depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against additional occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, additional cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the aggregate worldwide market value of our Class A common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements and other disclosures with other public companies difficult or impossible.

Item 1B. Unresolved Staff Comments.

None.

Item 2.Properties.

We currently maintain our executive offices at 9001 Burdette Rd. Bethesda, MD 20917. Our executive offices are provided to us by an affiliate of our sponsor at no cost to us. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are traded on Nasdaq under the symbols IQMDU, IQMD and IQMDW, respectively. Our units commenced public trading on November 5, 2021. The Class A common stock and the Warrants included in the Units traded as a Unit until December 27, 2021, when separate trading of the Class A common stock and Warrants began. No fractional warrants were or will be issued and only whole warrants trade. Holders now have the option to continue to hold Units or separate their Units into the component pieces.

Holders

As of March 29, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, ten holders of record of our Class B common stock and three holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds

In March 2021, our Sponsor purchased an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) for a capital contribution of $25,000. In June 2021, the Sponsor subsequently transferred an aggregate of 275,000 Founder Shares to certain of our directors and advisers. These transferred Founder Shares were not subject to forfeiture in the event the underwriter’s over- allotment option was not exercised. In September 2021, the Sponsor forfeited an aggregate of 1,437,500 of the remaining 5,475,000 founder shares for no consideration, thereby resulting in 4,312,500 remaining founder shares held by the Sponsor, directors, and advisers. On November 4, 2021, in connection with an increase in the size of the Company’s Initial Public Offering, an additional 862,500 Founder Shares were issued pursuant to a stock dividend, thereby resulting in 5,175,000 remaining founder shares held by the Sponsor, directors and advisors.

On November 9, 2021, we consummated the Initial Public Offering of 20,700,000 units (including 2,700,000 units pursuant to the underwriter’s exercise of the over-allotment option) generating gross proceeds of $207,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of an aggregate of 10,280,000 Private Placement Warrants (including 1,080,000 warrants in connection with the exercise of the over-allotment option) allocating 9,245,000 warrants to the Sponsor and 1,035,000 warrants to the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,280,000. As of November 9, 2021, transaction costs amounted to $15,588,901 consisting of $4,140,000 of underwriting fees, $10,350,000 of deferred underwriting fees payable (which are held in a Trust Account) and $1,098,901 of other costs related to the Initial Public Offering. The payment of $10,350,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by February 9, 2023.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $211,140,000 ($10.20 per unit) was placed in a trust account.

Except for the withdrawal from the trust account of interest earned on the funds held therein necessary to pay our taxes, if any, the funds in the trust account will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period (which may not occur until February 9, 2023).

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay our taxes, if any. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2021.

Item 6.[RESERVED]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Intelligent Medicine Acquisition Corp., except where the context requires otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report on Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated in Delaware on February 25, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, are subject to all of the risks associated with emerging growth companies.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Our Sponsor is a Delaware limited liability company. On November 9, 2021, we consummated the Initial Public Offering of 20,700,000 units (including 2,700,000 units pursuant to the underwriter’s exercise of the over-allotment option), generating gross proceeds of $207,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of an aggregate of 10,280,000 Private Placement Warrants (including 1,080,000 warrants in connection with the exercise of the over-allotment option), allocating 9,245,000 warrants to the Sponsor and 1,035,000 warrants to the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,280,000. As of November 9, 2021, transaction costs amounted to $15,588,901 consisting of $4,140,000 of underwriting fees, $10,350,000 of deferred underwriting fees payable (which are held in the Trust Account) and $1,098,901 of other costs related to the Initial Public Offering. The payment of $10,350,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by February 9, 2023.

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

We will only have 15 months from the closing of the Initial Public Offering, or February 9, 2023, (the “Combination Period”) and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (1) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities since inception, were organizational activities and those necessary to prepare for the Initial Public Offering and a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities that we hold following the consummation of the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from inception through December 31, 2021, we had net income of $12.4 million. Our net income for the period from inception through December 31, 2021, consisted of formation and administrative costs of $0.3 million and net other income of $12.7 million. Other income consisted of interest income on the funds in Trust of $3,228 and a decrease in the fair value of the warrant liabilities of $17.8 million, which were offset by warrant related costs of $1.1 million and a charge for the fair value of warrant liabilities in excess of proceeds. There were no operations of the Company during the period from February 25, 2021 (inception) through December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $0.6 million in cash and working capital of $0.5 million. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of founder shares by our Sponsor and a loan from an affiliate of our Sponsor, which was repaid in full on November 15, 2021.

On November 9, 2021, the Company consummated the Initial Public Offering of 20,700,000 units (including 2,700,000 units pursuant to the underwriter’s exercise of the over-allotment option), generating gross proceeds of $207,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale of an aggregate of 10,280,000 Private Placement Warrants (including 1,080,000 Private Placement Warrants in connection with the exercise of the over-allotment option) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,280,000.

Transaction costs amounted to $15,588,901 consisting of $4,140,000 for the underwriting fees, $10,350,000 of deferred underwriting fees payable, and $1,098,901 of other offering costs.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $211,140,000 ($10.20 per unit) was placed in a trust account (the “Trust Account”), and as of December 31, 2021, we had $589,275 of cash held outside of the Trust Account available for working capital purposes.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (COVID-19). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic (the “COVID-19 pandemic”), based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic continues to evolve. The impact of the COVID-19 pandemic on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an initial Business Combination, including the Proposed Business Combination, may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. Our ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 pandemic and the resulting market downturn.

Going Concern and Management’s Plan

As of December 31, 2021, we had investments held in the Trust Account of $211,143,228, principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of December 31, 2021, the Company had a working capital of approximately $510,000, current liabilities of approximately $236,873 and cash of approximately $589,275.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, we currently have less than 12 months from the date of the financial statements included in this Annual Report on Form 10-K to complete a Business Combination. In connection with our assessment of going concern considerations, we determined that we do not currently have adequate liquidity to sustain operations, which consist solely of pursuing a Business Combination (as described below).

While we believe we have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about our ability to continue as a going concern. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with US GAAP management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the income and expenses during the periods presented. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Warrants Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the private warrants was estimated using a Modified Black-Scholes Model. The fair value of the public warrants was initially measured using the Monte Carlo simulation model, and then subsequently measured at the public trading price (see Note 10 to the financial statements included elsewhere in this Form 10-K). The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

Net income per share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. The warrants are exercisable to purchase 10,350,000 shares of Class A common stock in the aggregate.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06")”, which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on February 25, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Upon the completion of a Business Combination, $10,350,000 of deferred underwriting fees payable will be released from our trust account to the underwriter from our initial public offering.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The net proceeds of the Initial Public Offering and the sale of the private placement warrants held in the trust account may be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our sole officer, who serves as Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon his evaluation, our sole officer concluded that during the period covered by this report, our disclosure controls and procedures were ineffective due to the material weaknesses described below.

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

Material Weaknesses

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

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies and emerging growth companies.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

[Not applicable.]

PART III

Item 10.Directors, Executive Officer and Corporate Governance.

Directors and Executive Officer

Our current directors and executive officer are as follows:

Name	Age	Position
Gregory C. Simon	70	Chief Executive Officer, Chief Financial Officer and Director
Jack D. Hidary	53	Chairman of the Board
Joseph L. Schocken	75	Director
Patience Marime-Ball	53	Director
Kavita Patel	48	Director

Gregory C. Simon serves as our Chief Executive Officer, Chief Financial Officer and a director on our Board. Most recently, Mr. Simon was the Executive Director of the White House Cancer Moonshot Task Force, a position created by President Barack Obama and for which he was chosen by Vice President Joe Biden in March 2016. In 2017, Mr. Simon co-founded and served as President of the Biden Cancer Initiative. Previously In his career, Mr. Simon held senior positions in both chambers of Congress, was Chief Domestic Policy Advisor to Vice President Al Gore, and was a senior strategy consultant to a variety of international technology CEO’s. With Michael Milken, Mr. Simon co-founded and led FasterCures and the Melanoma Research Alliance. He was the Senior Vice President at Pfizer for worldwide policy and public engagement and was the CEO of Poliwogg, a financial services company creating unique capital market opportunities in healthcare and life sciences. Mr. Simon is currently a member of the board of directors of WinSanTor Inc., a biotechnology company focused on the discovery and development of treatments for peripheral neuropathies. He has developed a reputation as a visionary strategist, a dynamic public speaker and writer, and as a knowledgeable analyst of emerging trends in healthcare, information technology, innovative drug research and development and patient advocacy. We believe that Mr. Simon’s leadership experience at the highest levels of government, his founding and leading three national foundations in the healthcare industry, his experience as a senior executive at Pfizer and his work advising many CEOs of international companies make him well qualified to serve on our board of directors.

Jack D. Hidary serves as the Chairman of our board of directors. Mr. Hidary began his career with a fellowship at the National Institutes of Health focusing on applying neural networks to medical imaging and to deepen the understanding of mechanisms of action of a number of FDA approved pharmaceuticals. Mr. Hidary then built a career as a successful serial entrepreneur. Mr. Hidary first established EarthWeb, a company dedicated to the needs of tech professionals. Mr. Hidary co-founded the company with Murray Hidary and Nova Spivack. Mr. Hidary led the company from its inception through three rounds of investment and then its initial public offering and its acquisition of Dice, Inc. As Chairman and CEO of EarthWeb/Dice Inc., Mr. Hidary continued to grow the company and engage with shareholders, customers and analysts. The company is listed today as NYSE: DHX. Mr. Hidary then co-founded Vista Research in 2001, an independent financial research company serving institutional investors. Mr. Hidary sold Vista to Standard & Poor’s in 2005. Mr. Hidary is also the Chairman of the Board of Radimmune, Inc., an immuno-oncology biotech company, and serves on the boards of Xprize.org and Golden Arrow Merger Corp (NASDAQ:GACM). We believe that Mr. Hidary’s entrepreneurial record of accomplishment, his status as an international leader in quantum computing and AI and his public company experience in the technology industry make him well qualified to serve on our board of directors.

Joseph L. Schocken is co-founder and Chairman of Broadmark Realty Capital (NYSE: BRMK) and President of Tranceka Capital, LLC (formerly Broadmark Capital, LLC). With more than 40 years of experience in investment banking, Mr. Schocken has extensive knowledge of the financial services industry and established relationships with both strategic and institutional investors throughout the United States and internationally. He has guided Tranceka Capital, LLC’s corporate finance practice through hundreds of transactions over a broad array of industries with a focus on lending, technology and life sciences. Previously, Mr. Schocken was the Northwest Chairman of the Kerry Presidential campaign and served on the DNC National Finance Committee. Mr. Schocken has written, testified and, advocated among policy makers of both parties. Mr. Schocken is interested in national economic policy, has served as an appointee of President Obama to the National Advisory Council on Innovation and Entrepreneurship, has written several white papers and articles on capital formation which have led to testimony before committees at both the U.S. House and Senate. He is recognized as one of the driving forces behind the 2011 JOBS Act and having initiated the Protecting Religiously Affiliated Institutions Act of 2017. Mr. Schocken is the Chairman of Taqtile, Inc., the WA State AIPAC Chair, serves on the AIPAC National Council, DNC National Finance Committee, and served on the Seattle Affordable Middle Income Housing Council. Mr. Schocken received a Bachelor of Arts from the University of Washington and an M.B.A. from the Harvard Business School. We believe that Mr. Schocken’s public company leadership, his decades of experience in finance and investment banking and his national and international policy experience make him well qualified to serve on our board of directors.

Patience Marime-Ball has dedicated her career to finding new ways to use the levers of finance to create a more equal world. A seasoned banker, investor and philanthropist, she has worked alongside investment leaders across the globe to catalyze investment in undercapitalized communities in ways that recognize all people as essential changemakers of our global economy. In 2018, Ms. Marime-Ball founded Women of the World Endowment to harness the power of the capital markets to drive lasting change for women and girls. WoWE invests via an institutional-quality endowment structure at the intersection of gender and some of today’s most pressing social and environmental issues, and seeks to deliver market-rate financial returns while maximizing impact outcomes. Previously, Ms. Marime-Ball was Principal Investment Officer and Global Head of Banking on Women at the International Finance Corporation (IFC), where she created the multibillion Banking on Women investment platform as well as the IFC’s Global Trade Liquidity Program. She co-developed the first ever gender bond issued on the Uridashi market and worked alongside Goldman Sachs to structure a $600 million debt fund that has deployed more than $1.9 billion in loans to women entrepreneurs to-date. Earlier in her career she structured project finance deals for energy producers in Africa, Europe, Latin America and the Caribbean as well as the acquisition of power generation assets and greenfield infrastructure developments across the U.S. and Mexican markets. Ms. Marime-Ball serves as Board Vice Chair of the International Center for Research on Women; is an inaugural member of Apollo Global Management, Inc.’s Impact Advisory Committee; serves on the Board of MIO Partners, and on the Investment Committee of Align Impact; is an investor in Purple Arch Ventures; is an early-stage investor with Golden Seeds LLC and serves on several advisory boards including Emerging Sun LLC, a company she co-founded in 2005. Ms. Marime-Ball has an MBA from Kellogg Business School and a Juris Doctor from the Pritzker School of Law at Northwestern University. We believe that Ms. Marime-Ball’s global finance and investing experience in industries with untapped value, her work experience in the capital markets and her creation of the Women of the World Endowment make her well qualified to serve on our board of directors.

Kavita Patel, M.D., M.S. is currently a practicing primary care physician at Mary’s Center and nonresident fellow at the Brookings Institution. Previously, Dr. Patel served in the Obama Administration as director of policy for the Office of Intergovernmental Affairs and Public Engagement in the White House, where she played a key role in policy development and evaluation of policy initiatives connected to health reform, financial regulatory reform and economic recovery issues. Before joining the Obama Administration, Dr. Patel worked with the late Senator Edward Kennedy’s staff where she served as policy analyst and trusted aid and was part of the senior staff of the Health, Education, Labor and Pensions (HELP) Committee under Senator Kennedy’s leadership. Dr. Patel co-founded Tuple Health, which builds a new type of health technology platform specifically focused on delivery care under risk based payment models. Dr. Patel currently serves on the board of directors of SelectQuote, Inc. (NYSE: SLQT) and Sigilon Therapeutics, Inc. (Nasdaq: SGTX), as well as on the board of several non-profit organizations, including Dignity Healthcare and SSM Healthcare. Dr. Patel is also a Venture Partner at New Enterprise Associates and a Young Global Leader at the World Economic Forum. Dr. Patel received her Bachelor of Arts from the University of Texas at Austin, her M.D. from the University of Texas Health Science Center at San Antonio, and her M.P.H. from UCLA. We believe that Dr. Patel’s healthcare industry and leadership experience, her government service in the White House and her extensive healthcare policy knowledge make her well qualified to serve on our board of directors.

Number and Terms of Office of Officer and Directors

Our board of directors consists of five members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of director, consisting of Gregory C. Simon, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Jack D. Hidary and Patience Marime-Ball, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Joseph L. Schocken and Kavita Patel, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Prior to consummation of our initial business combination, holders of our Class B common stock will have the right to elect all of our directors and remove members of our board of directors for any reason. Holders of our public shares will not have the right to vote on the election of directors during such time. Approval of our initial business combination will require the affirmative vote of a majority of our board directors. Subject to any other special rights applicable to the stockholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors that includes any directors representing our sponsor then on our board of directors, or by holders of a majority of the outstanding shares of our Class B common stock.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws will provide that our officers may consist of a Chief Executive Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors (including interim officers as it deems appropriate).

Code of Business Conduct and Ethics

We adopted a code of ethics applicable to our directors, officer and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. A copy of the Code of Ethics will be provided without charge upon request from us, and is posted on our website. We intend to disclose any legally required amendments to, or waivers of, provisions of our Code of Ethics on our website.

Corporate Governance

Audit Committee

Our audit committee consists of Jack D. Hidary, Joseph L. Schocken, and Patience Marime-Ball, all of whom are independent under the Nasdaq listing standards and under Rule 10-A-3(b)(1). Each member of the audit committee is financially literate and our board of directors has determined that Joseph L. Schocken qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the independent registered public accounting firm’s qualifications and independence and (4) the performance of our internal audit function and the independent registered public accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Jack D. Hidary, Patience Marime-Ball, and Kavita Patel, each of whom is an independent director under the Nasdaq listing standards. We adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

The charter will also provide that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Compensation Committee

Out Compensation Committee consists of Jack D. Hidary, Patience Marime-Ball, and Kavita Patel, each of whom is independent under Nasdaq listing standards. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations on an annual basis to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, if any is paid by us, and any incentive-compensation and equity-based plans that are subject to board approval of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, until the earlier of the consummation of our initial business combination or our liquidation and reimbursement of expenses, and in connection with potentially providing financing or other investments in connection with our initial business combination, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officer, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Item 11.Executive Compensation.

During 2021, our executive officer did not have total compensation in excess of $100,000. To date, no executive officer or director has received any compensation for services rendered to us except Joseph L. Schocken, Patience Marime-Ball, and Kavita Patel, three of our directors, who received 25,000, 50,000, and 50,000 founder shares respectively. Other than the 125,000 founder shares transferred to Joseph L. Schocken, Patience Marime-Ball, and Kavita Patel, no compensation of any kind, including finders or other similar fees, will be paid to any of our Sponsors, CEO and CFO and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to our executive officers or directors.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any common stock issuable upon exercise of warrants as such securities are not exercisable or convertible within 60 days. Information based on 25,875,000 shares of common stock outstanding as of March 29, 2022, of which 20,700,000 were shares of Class A common stock and 5,175,000 were Class B common stock.

			Approximate
	Amount		Percentage
	and		of
	Nature of		Outstanding
	Beneficial		Common
Name and Address of Beneficial Owner(1)	Ownership(2)		Stock
Intelligent Medicine Sponsor LLC(3)	4,900,000		18.9%
Gregory C. Simon(3)	—
Jack D. Hidary(3)	—
Joseph L. Schocken	25,000		*
Patience Marime-Ball	50,000		*
Kavita Patel	50,000		*
All officer and directors as a group (five individuals)	125,000	(2)	*
Saba Capital Management, L.P.(4)	1,569,581		6.1%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(5)	1,250,000		5.4%
*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is c/o Intelligent Medicine Acquisition Corp., 9001 Burdette Rd., Bethesda, MD 20817.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis.
(3)	Our sponsor is the record holder of such shares. Our sponsor is managed by a board of managers consisting of Gregory C. Simon, Jack D. Hidary, Samir N. Khleif and Geoffrey S. Ling. Any action by our sponsor with respect to our company or the founder shares, including voting and dispositive decisions, requires a majority vote of the members of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of our sponsor’s managers, none of the managers of our sponsor is deemed to be a beneficial owner of our sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of our directors or officer is deemed to have or share beneficial ownership of the founder shares held by our sponsor and, for the avoidance of doubt, each expressly disclaims any such beneficial interest to the extent of any pecuniary interest he or she may have therein, directly or indirectly.
(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2022 by Saba Capital Management, L.P., a Delaware limited partnership ("Saba Capital"), Saba Capital Management GP, LLC, a Delaware limited liability company ("Saba GP"), and Mr. Boaz R. Weinstein (together, the "Reporting Persons"). The Reporting Persons have entered into a Joint Filing Agreement, dated November 15, 2021, pursuant to which the Reporting Persons have agreed to file this statement and any subsequent amendments hereto jointly in accordance with the provisions of Rule 13d-1(k)(1) under the Act. The address of principal business office of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(5)	According to a Schedule 13G filed with the SEC on February 8, 2022 by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust, a Massachusetts Investment Trust (the “Reporting Person”). The address of principal business office of the Reporting Person is 2020 Calamos Court, Naperville, Illinois 60563.

Our initial stockholders beneficially own 20.0% of the issued and outstanding common stock and have the right to elect all of our directors prior to our initial business combination. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination.

If we do not complete our initial business combination by February 9, 2023 or during any Extension Period, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions. The private placement warrants will not be redeemable by us so long as they are held by the sponsors and independent directors or their permitted transferees. Our sponsors and independent directors, or their permitted transferees, have the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than the sponsors and independent directors or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in the Initial Public Offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the Initial Public Offering.

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

On March 8, 2021, we issued an aggregate of 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. In June 2021, our Sponsor transferred 275,000 founder Shares to certain of our directors and advisers. These 275,000 founder Shares were not subject to forfeiture in the event the underwriter’s over-allotment option was not exercised. In September 2021, our Sponsor forfeited an aggregate of 1,437,500 Class B common stock to the Company for no consideration. On November 4, 2021, in connection with an increase in the size of the Company’s Initial Public Offering, an additional 862,500 founder Shares were issued pursuant to a stock dividend, thereby resulting in 5,175,000 remaining founder shares held by the Sponsor, directors and advisors. Prior to the initial investment in our company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per-share price of the founder shares was determined by dividing the amount contributed to us by the number of founder shares issued. Our Sponsor agreed to forfeit up to 562,500 founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering. On November 4, 2021, in connection with an increase in the size of the Company’s Initial Public Offering, an additional 862,500 Founder Shares were issued pursuant to a stock dividend, thereby resulting in 5,175,000 remaining founder shares held by the Sponsor, directors and advisors. All share amounts have been retrospectively restated to reflect the above transactions.

Our sponsor purchased 9,245,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per warrant ($9,245,000), in private placements that closed simultaneously with the closing of the Initial Public Offering and the closing of the underwriter’s option to purchase additional units. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

We currently maintain our executive offices at 9001 Burdette Rd., Bethesda, MD 20917. Our executive offices are provided to us by an affiliate of our sponsor at no cost to us. We consider our current office space adequate for our current operations.

We may pay salaries or consulting fees to our sponsors, officer, directors or their affiliates. We may also pay success fees to such individuals upon consummation of our initial business combination.

Other than the monthly administrative fees and salaries, consulting fees or success fees described above, no compensation of any kind, including finder’s fees, will be paid by us to our sponsors, CEO, CFO and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, officer, directors or our or their affiliates.

On March 8, 2021, our sponsor issued an unsecured promissory note to us (the “Promissory Note”), pursuant to which we were permitted to borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 8, 2022 or (ii) the consummation of the Initial Public Offering. The Promissory Note was repaid in full on November 15, 2021 following the closing of our Initial Public Offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsors, officer, directors or their respective affiliates may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from other third parties as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines or resolutions approved by the board of directors (or the audit committee) or as disclosed in our public filings with the SEC. Under our Code of Business Conduct and Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and officer to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officer or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent within one year of our Initial Public Offering. Our board of directors has determined that each of Jack D. Hidary, Patience Marime-Ball, Kavita Patel, and Joseph L. Schocken are “independent directors” as defined under Nasdaq and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accounting Fees and Services.

The following is a summary of fees paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from February 25, 2021 (inception) through December 31, 2021, including services in connection with our Initial Public Offering totaled $121,025. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the period from February 25, 2021 (inception) through December 31, 2021, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from February 25, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from February 25, 2021 (inception) through December 31, 2021.

Audit Committee Pre-Approval Policy

Our audit committee was formed upon the consummation of the Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021).
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on October 13, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on October 13, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on October 13, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on October 13, 2021).
4.4

Warrant Agreement, dated November 4, 2021 between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021).

4.5	Description of Registrant’s Securities.
10.1

Warrant Purchase Agreement, dated November 4, 2021, between the Company and Intelligent Medicine Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021).

10.2

Warrant Purchase Agreement, dated November 4, 2021, between the Company and Cantor Fitzgerald & Co (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2021).

10.3

Investment Management Trust Account Agreement, dated November 4, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 10, 2021).

10.4

Registration and Stockholder Rights Agreement, dated November 4, 2021, among the Company, Intelligent Medicine Sponsor, LLC and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 10, 2021).

10.5

Letter Agreement, dated November 4, 2021, among the Company, Intelligent Medicine Sponsor LLC, and each of the initial stockholders, directors and officers of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 10, 2021).

10.6

Form of Indemnification Agreement, dated November 4, 2021, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 10, 2021).

10.7

Securities Subscription Agreement, dated March 8, 2021, between the Registrant and Intelligent Medicine Sponsor LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed on October 13, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2022.

INTELLIGENT MEDICINE ACQUISITION CORP.

By:	/s/ Gregory C. Simon
Gregory C. Simon
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officer of Intelligent Medicine Acquisition Corp.  hereby constitute and appoint Gregory C. Simon  with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gregory C. Simon Gregory C. Simon	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 30, 2022
/s/ Jack D. Hidary Jack D. Hidary	Chairman of the Board of Directors	March 30, 2022
/s/ Patience Marime-Ball Patience Marime-Ball	Director	March 30, 2022
/s/ Kavita Patel Kavita Patel	Director	March 30, 2022
/s/ Joseph L. Schocken Joseph L. Schocken	Director	March 30, 2022

INTELLIGENT MEDICINE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Intelligent Medicine Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Intelligent Medicine Acquisition Corp. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from February 25, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has incurred and expects to continue to incur significant costs in pursuit of its business combination plans and needs to raise additional funds to meet its obligations and sustain its operations. In addition, the Company currently has less than twelve months to complete a business combination and no assurance can be provided that it will be successful in doing so. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Los Angeles, CA
March 30, 2022

INTELLIGENT MEDICINE ACQUISITION CORP.

BALANCE SHEET

As of December 31, 2021

ASSETS
Current Assets:
Cash	$589,275
Prepaid expenses	157,975
Total Current Assets	747,250

Investments held in Trust Account	211,143,228

Other assets	103,970
Total Assets	$211,994,448

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$208,500
Accrued offering costs	28,373
Total Current Liabilities	236,873

Derivative warrant liabilities	10,417,100
Deferred underwriting commission	10,350,000

Total Liabilities	21,003,973

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 20,700,000 shares (at redemption value)	211,143,228

Stockholders' deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 20,700,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,175,000 shares issued and outstanding	518
Additional paid-in capital	—
Accumulated deficit	(20,153,271)
Total Stockholders' Deficit	(20,152,753)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$211,994,448

The accompanying notes are an integral part of the financial statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the
Period from
February 25, 2021
(Inception)
Through
December 31,
2021

General and administrative expenses	312,854
LOSS FROM OPERATIONS	(312,854)

OTHER INCOME (EXPENSES)
Investment income earned on investments held in Trust Account	3,228
Transaction costs allocable to warrant liability	(1,121,009)
Fair value of warrants in excess of proceeds	(4,009,200)
Change in fair value of derivative warrants	17,844,600
OTHER INCOME, NET	12,717,619

Net income	$12,404,765

Weighted average number of shares of Class A common stock outstanding, basic and diluted	3,483,495
Basic and diluted net income per share of Class A common stock	$1.43

Weighted average number of shares of Class B common stock outstanding, basic and diluted	5,175,000
Basic and diluted net income per share of Class B common stock	$1.43

The accompanying notes are an integral part of the financial statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 25, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,175,000	518	24,482	—	25,000

Stock-based compensation	—	—	1,100	—	1,100

Remeasurement adjustment of Class A common stock to redemption value	—	—	(25,582)	(32,558,036)	(32,583,618)

Net income	—	—	—	12,404,765	12,404,765
Balance as of December 31, 2021	5,175,000	$518	$—	$(20,153,271)	$(20,152,753)

The accompanying notes are an integral part of the financial statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the period
from February 25,
2021 (Inception)
Through
December 31 2021
Cash Flows From Operating Activities:
Net income	$12,404,765
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(3,228)
Stock-based compensation	1,100
Change in fair value of derivative warrants	(17,844,600)
Fair value of warrants in excess of proceeds	4,009,200
Transaction costs allocable to warrant liability	1,121,009
Changes in operating assets and liabilities:
Prepaid expenses	(157,975)
Other assets	(103,970)
Accounts payable and accrued expenses	208,501
Net Cash Used In Operating Activities	(365,198)

Cash Flows From Investing Activities:
Investments in Trust Account	(211,140,000)
Net Cash Used In Investing Activities	(211,140,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	202,860,000
Proceeds from sale of Private Placement Warrants	10,280,000
Proceeds from note payable	165,000
Repayment of note payable	(165,000)
Proceeds from issuance of Class B common stock to sponsor	25,000
Payment of offering costs	(1,070,527)
Net Cash Provided By Financing Activities	212,094,473

Net change in cash	589,275
Cash at beginning of period	—
Cash at end of period	$589,275

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$10,350,000
Remeasurement adjustment	$32,583,618
Offering costs included in accrued offering costs	$28,373

The accompanying notes are an integral part of the financial statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

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

All activity for the period from February 25, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On November 9, 2021, the Company consummated the Initial Public Offering of 20,700,000 units (which included 2,700,000 units pursuant to underwriter’s exercise of the over-allotment option) (“Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $207,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 10,280,000 warrants (which included 1,080,000 warrants in connection with the exercise of the over-allotment option) (the “Private Placement Warrants”) allocating 9,245,000 warrants to Intelligent Medicine Sponsor LLC (the “Sponsor”) and 1,035,000 warrants to the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,280,000.

Transaction costs amounted to $15,588,901 consisting of $4,140,000 of underwriting fees, $10,350,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $1,098,901 of other costs related to the Initial Public Offering. Cash of $589,275 was held outside of the Trust Account on December 31, 2021 and was available for working capital purposes. As described in Note 6, the payment of $10,350,000 deferred underwriting fees are contingent upon the consummation of the Business Combination by February 9, 2023.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post- transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in the Trust Account.

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the USEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre- business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

The holders of the Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern and Management’s Plan

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the Company’s amended and restated articles of association.

While the Company believes it has sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. There is no assurance that the Company’s plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company has determined that its more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Investments held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. Treasury Bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $1,098,901 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $14,490,000, were allocated between temporary equity and the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $1,121,009 were allocated to the Public Warrants and to the Private Placement Warrants and are expensed as incurred.

Class A common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $211,140,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against additional paid-in capital and accumulated deficit of approximately $32.6 million.

At December 31, 2021, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$207,000,000
Less:
Transaction costs allocated to Class A common stock	(14,467,890)
Proceeds allocated to Public Warrants	(13,972,500)
(28,440,390)
Plus:
Remeasurement adjustment of carrying value to redemption value	32,583,618
Class A common stock subject to possible redemption	$211,143,228

Net income per share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. The warrants are exercisable to purchase 10,350,000 shares of Class A common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Period from February
	25, 2021 (inception)
	December 31, 2021
	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$4,989,400	$7,412,137
Denominator:
Basic and diluted weighted average shares outstanding	3,483,495	5,175,000

Basic and diluted net income per share of common stock	$1.43	$1.43

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 9, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Private Warrants was estimated using a Modified Black-Scholes Model. The fair value of the Public Warrants was initially measured using the Monte Carlo simulation model, and then subsequently measured at the public trading price (see Note 10). The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Warrants, the Company charged $4,009,200 to the statement of operations for the excess fair value of private warrant liabilities over the proceeds received. During the period ended December 31, 2021, the Company recorded a gain of $17,844,600 on the change in fair value of the derivative warrants.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation” (“ASC 718”), which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

The Company recognizes all forms of stock-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. Stock-based compensation expenses are included in general and administrative expenses in the statement of operations. Stock-based payments issued to placement agents are classified as a direct cost of a stock offering and are recorded as a reduction in additional paid in capital.

For the period ended December 31, 2021, stock-based compensation amounted to $1,100 and is in general and administrative expenses on the statement of operations.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06")”, which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on February 25, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,700,000 Units (including 2,700,000 units pursuant to the underwriter’s exercise of the over-allotment option) at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $207,000,000. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), and one- half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment.

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

NOTE 5 — RELATED PARTIES

Founder Shares

In March 2021, the Sponsor purchased 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In June 2021, the Sponsor transferred an aggregate of 275,000 founder shares to certain directors and advisers for services provided. At the time of the transfer, the fair value of the shares was $1,100 which is recorded as stock-based compensation on the statement of operations. In September 2021, the Sponsor forfeited an aggregate of 1,437,500 of the remaining 5,475,000 founder shares for no consideration, thereby resulting in 4,312,500 remaining founder shares held by our sponsor, directors, and advisers. On November 4, 2021, in connection with an increase in the size of the Company’s initial public offering, an additional 862,500 Founder Shares were issued pursuant to a stock dividend, thereby resulting in 5,175,000 remaining founder shares held by the Sponsor, directors and advisors. As a result of the underwriters' election to fully exercise their overallotment option on November 9, 2021, no Founder Shares are currently subject to forfeiture.

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

Promissory Note — Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 8, 2022 or (ii) the consummation of the Initial Public Offering. During the period ended December 31, 2021, the Company borrowed a total of $165,000 pursuant to the Promissory Note. The Company repaid the note in full on November 15, 2021. As of December 31, 2021, there was no outstanding balance under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officer and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 2,700,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions, which was exercised in full simultaneously with the closing of the Initial Public Offering. As a result of the underwriters' election to fully exercise their overallotment option on November 9, 2021, no Founder Shares are currently subject to forfeiture.

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,140,000 payable upon the closing of the Initial Public Offering. The underwriter is entitled to a deferred fee of $0.50 per Unit, or $10,350,000. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, the underwriter was paid approximately $30,000 in underwriting expenses.

NOTE 7 — INCOME TAXES

The income tax provision consists of the following for the period ended December 31, 2021:

Period Ended
December 31,
2021
Federal
Current	$—
Deferred	65,021
State and Local
Current	—
Deferred	—
Change in valuation allowance	(65,021)
Income tax provision	$—

The Company’s net operating loss carryforward as of December 31, 2021 amounted to $166,087 and will be carried forward indefinitely, limited in utilization against 80% of future taxable income.  Due to changes in the ownership of common stock, the Company's ability to use net operating losses may be limited under Internal Revenue Code Section 382.  As a result, the net operating losses may not have any value to the Company.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period ended December 31, 2021, the change in the valuation allowance was $65,021.

A reconciliation of the statutory tax rate to the Company’s effective tax rate for the period ended December 31, 2021:

Period Ended
December 31,
2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.00%
Warrants	(21.52)%
Change in valuation allowance	0.52%
Income tax provision (benefit)	0.00%

The Company’s deferred tax assets are as follows at December 31, 2021:

December 31,
2021
Deferred tax asset
Net operating loss	$34,878
Startup/organizational costs	30,143
Total deferred tax asset	65,021
Valuation Allowance	(65,021)
Deferred tax asset, net of allowance	$—

NOTE 8 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 20,700,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021, there were 5,175,000 shares of Class B common stock issued and outstanding.

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

NOTE 9 — WARRANT LIABILITIES

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

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounts for the 20,630,000 warrants issued in connection with the Initial Public Offering (including 10,350,000 Public Warrants and 10,280,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. The Private Placement Warrants do not meet the criteria for equity treatment under ASC 815-40 because the Private Warrants include a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Private Placement Warrant and the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. The Public Warrants do not meet the criteria for equity treatment under ASC 815-40 because the Public Warrants include a tender provision that would entitle all of the Public Warrant holders to cash while less than all of the stockholders are entitled to cash. Upon issuance of the derivative Warrants, the Company recorded a liability of $28,261,700 on the balance sheet. The proceeds received from the Private Placement exceeded the fair value of the Private Placement Warrants, and the Company recorded a charge of $4,009,200 to the statement of operations.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The fair value of the private warrants was estimated using a Modified Black-Scholes Model. The fair value of the public warrants was initially measured using the Monte Carlo simulation model, and then subsequently measured at the public trading price (see Note 10). This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 10 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Investments held in Trust Account	1	$211,143,228

Liabilities:
Warrant liability – Private Placement Warrants	2	$5,345,600
Warrant liability – Public Warrants	1	$5,071,500
Total Derivative Warrant Liabilities		$10,417,100

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Upon initial issuance, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A  common stock and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of shares of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption (temporary equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. Upon initial issuance, the Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the period ended December 31, 2021 was $5,071,500.

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants. Due to the attributes of the Private Warrants, at December 31, 2021, the Private Warrants were valued using the Company’s publicly listed trading price and considered to be a Level 2 fair value measurement. The estimated fair value of the Private Warrants transferred from a Level 3 measurement to a Level 2 measurement during the period ended December 31, 2021 was $5,345,600.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 2) during the year ended December 31, 2021:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, February 25, 2021	$—
Derivative liabilities recorded on issuance of derivative warrants	28,261,700
Transfer of Public Warrants to Level 1 measurement	(5,071,500)
Transfer of Private Placement Warrants to Level 2 measurement	(5,345,600)
Change in fair value of derivative liabilities	(17,844,600)
Balance, December 31, 2021	$—

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows:

	November 9, 2021		December 31, 2021
Risk-free interest rate	1.08%		1.26%
Expected life of warrants	6.3	years	6.1	years
Expected volatility of underlying shares	11.0%		10.0%
Dividend yield	0%		0%
Probability of business combination	90%		90%

Upon initial issuance of the derivative warrants, the Company recorded a derivative liability of $28,261,700. As of December 31, 2021, the derivative liability was $10,417,100. In addition, for the period February 25, 2021 (inception) through December 31, 2021, the Company recorded $17,844,600 as an unrealized gain on the change in fair value of the derivative warrants in the statement of operations. The Company charged $4,009,200 to the statement of operations for the excess fair value over proceeds received for the Private Placement Warrant liabilities.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.