Form 10-Q
period 2022-03-31
Intelligent Medicine Acquisition Corp.
filed 2022-05-17
CIK 1850051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(202) 905 5834
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b 2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☒  No ☐

As of May 17, 2022, 20,700,000 shares of Class A common stock, par value $0.0001 per share, and 5,175,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

INTELLIGENT MEDICINE ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page No.
PART I - FINANCIAL INFORMATION		F-1

Item 1.	Financial Statements.	F-1

	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (unaudited)	F-1

	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 25,2021 (inception) through March 31,2021 (unaudited)	F-2

	Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and for the period from February 25,2021 (inception) through March 31, 2021 (Unaudited)	F-3

	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 25, 2021 (inception) through March 31, 2021 (unaudited)	F-4

	Notes to Condensed Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits.	25

SIGNATURES		26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$403,064	$589,275
Prepaid expenses	191,187	157,975
Total Current Assets	594,251	747,250

Investments held in the Trust Account	211,164,490	211,143,228

Other assets	77,043	103,970
Total Assets	$211,835,784	$211,994,448

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$324,397	$208,500
Accrued offering costs	28,373	28,373
Total Current Liabilities	352,770	236,873

Derivative warrant liabilities	5,776,400	10,417,100
Deferred underwriting commission	10,350,000	10,350,000
Total liabilities	16,479,170	21,003,973

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 20,700,000 shares (at redemption value)	211,164,490	211,143,228

Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 20,700,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,175,000 shares issued and outstanding	518	518
Additional paid-in capital	—	—
Accumulated deficit	(15,808,394)	(20,153,271)
Total Stockholders’ Deficit	(15,807,876)	(20,152,753)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$211,835,784	$211,994,448

The accompanying notes are an integral part of the condensed financial statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		February 25, 2021
	For the Three Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
EXPENSES
General and administrative	$295,823	$1,031
TOTAL EXPENSES	295,823	1,031

OTHER INCOME
Income earned on investments held in Trust Account	21,262	—
Change in fair value of derivative warrant liabilities	4,640,700	—
TOTAL OTHER INCOME	4,661,962	—

Net income (loss)	$4,366,139	$(1,031)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	20,700,000	—
Basic and diluted net income per share of Class A common stock	$0.17	$—

Weighted average number of shares of Class B common stock outstanding, basic and diluted (1)	5,175,000	5,000,000
Basic and diluted net income (loss) per share of Class B common stock	$0.17	$(0.00)

(1)	As of March 31, 2021, excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full

The accompanying notes are an integral part of the condensed financial statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,175,000	$518	$—	$(20,153,271)	$(20,152,753)

Remeasurement adjustment of Class A common stock to redemption value	—	—	—	(21,262)	(21,262)

Net income	—	—	—	4,366,139	4,366,139
Balance as of March 31, 2022	5,175,000	$518	$—	$(15,808,394)	$(15,807,876)

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B		Additional
	Common Stock (1)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 25, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(1,031)	(1,031)
Balance as of March 31, 2021	5,750,000	$575	$24,425	$(1,031)	$23,969

(1)	As of March 31, 2021, includes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full

The accompanying notes are an integral part of the condensed financial statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period From
	For the	February 25, 2021
	Three Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$4,366,139	$(1,031)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investments held in the Trust Account	(21,262)	—
Gain on change in fair value of derivative liabilities	(4,640,700)	—
Changes in operating assets and liabilities:
Prepaid expenses	(33,212)	—
Other assets	26,927	—
Accounts payable and accrued expenses	115,897	1,031
Net Cash Used In Operating Activities	(186,211)	—

Cash Flows From Financing Activities:
Proceeds from issuance of Class B common stock to sponsor	—	25,000
Payment of offering costs	—	(15,450)
Net Cash Provided By Financing Activities	—	9,550

Net change in cash	(186,211)	9,550

Cash at beginning of period	589,275	—
Cash at end of period	$403,064	$9,550

Supplemental disclosure of non-cash financing activities:

Offering costs included in accrued offering costs	$28,373	$310,000
Current period accretion to redemption value	$21,262	$—

The accompanying notes are an integral part of the condensed financial statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

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

All activity for the period from February 25, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On November 9, 2021, the Company consummated the Initial Public Offering of 20,700,000 units (which included 2,700,000 units pursuant to underwriter’s exercise of the over-allotment option) (“Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $207,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 10,280,000 warrants (which included 1,080,000 warrants in connection with the exercise of the over-allotment option) (the “Private Placement Warrants”) allocating 9,245,000 warrants to Intelligent Medicine Sponsor LLC (the “Sponsor”) and 1,035,000 warrants to the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,280,000 which is described in Note 4.

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

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

Going Concern and Management’s Plan

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the condensed financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the Company’s Current Report on Form 10-K, as filed with the SEC on March 30, 2022

In the opinion of the Company’s management, the unaudited interim condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company has determined that its more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Upon consummation of the Initial Public Offering, offering costs of $1,098,901 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $14,490,000, were allocated between temporary equity and the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering.

Class A common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $211,164,490 and $211,143,228, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. At March 31, 2022, the calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. The warrants are exercisable to purchase 10,350,000 shares of Class A common stock in the aggregate. At March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

		For the Period From
	Three months	February 25, 2021
	ended	(inception)
	March 31,	Through March 31,
	2022	2021
Class A common stock
Numerator: Income allocable to Class A common stock, as adjusted	$3,475,902	$—
Denominator: Basic and diluted weighted average shares outstanding	20,700,000	—
Basic and diluted net income per share, Class A Common Stock	$0.17	$—

Class B common stock
Numerator: Income (loss) allocable to Class B common stock, as adjusted	$868,975	$(1,031)
Denominator: Basic and diluted weighted average shares outstanding	5,175,000	5,000,000
Basic and diluted net income (loss) per share, Class B Common Stock	$0.17	(0.00)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Notes 8 and 9).

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

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the Private Warrants was estimated using a Modified Black-Scholes Model. The fair value of the Public Warrants was initially measured using the Monte Carlo simulation model, and then subsequently measured at the public trading price (see Note 9). The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. During the three months ended March 31, 2022, the Company recorded a gain of $4,640,700 on the change in fair value of the derivative warrants.

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

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTE 5 — RELATED PARTIES

Founder Shares

In March 2021, the Sponsor purchased 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In June 2021, the Sponsor transferred an aggregate of 275,000 founder shares to certain directors and advisers for services provided. At the time of the transfer, the fair value of the shares was $1,100 which is recorded as stock-based compensation on the condensed statements of operations. In September 2021, the Sponsor forfeited an aggregate of 1,437,500 of the remaining 5,475,000 founder shares for no consideration, thereby resulting in 4,312,500 remaining founder shares held by our sponsor, directors, and advisers. On November 4, 2021, in connection with an increase in the size of the Company’s initial public offering, an additional 862,500 Founder Shares were issued pursuant to a stock dividend, thereby resulting in 5,175,000 remaining founder shares held by the Sponsor, directors and advisors. As a result of the underwriters' election to fully exercise their overallotment option on November 9, 2021, no Founder Shares are currently subject to forfeiture.

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

Promissory Note — Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 8, 2022 or (ii) the consummation of the Initial Public Offering. In April and June 2021, the Company borrowed a total of $165,000 pursuant to the Promissory Note. The Company repaid the note in full on November 15, 2021. As of March 31, 2022, there was no outstanding balance under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officer and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Vendor Agreements

As of March 31, 2022, the Company had incurred legal fees of approximately $10,000 which will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accounts payable and accrued expenses on the condensed balance sheets.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 20,700,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,175,000 shares of Class B common stock issued and outstanding.

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

NOTE 8 — WARRANT LIABILITIES

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The fair value of the private warrants was estimated using a Modified Black-Scholes Model. The fair value of the public warrants was initially measured using the Monte Carlo simulation model, and then subsequently measured at the public trading price (see Note 9). This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. During the three months ended March 31, 2022, the Company recorded a gain due to the change in fair value of the derivative warrant liabilities of $4,640,700 to the condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$211,164,490	$211,143,228

Liabilities:
Warrant Liability – Private Placement Warrants	2	$2,878,400	$5,345,600
Warrant Liability – Public Warrants	1	2,898,000	5,071,500
		$5,776,400	$10,417,100

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

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

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of March 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants. Due to the attributes of the Private Warrants, at March 31, 2022, the Private Warrants were valued using the Company’s publicly listed trading price and considered to be a Level 2 fair value measurement.

The key inputs into the Monte Carlo simulation model and the modified Black-Scholes model were as follows:

	March 31, 2022		December 31, 2021
Risk-free interest rate	2.42%		1.26%
Expected life of warrants	5.43	years	6.1	years
Expected volatility of underlying shares	3.85%		10.0%
Dividend yield	0%		0%
Probability of business combination	85%		90%

Upon initial issuance of the derivative warrants, the Company recorded a derivative liability of $28,261,700. As of March 31, 2022 and December 31, 2021, the derivative liability was $5,776,400 and $10,417,100, respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Intelligent Medicine Acquisition Corp , except where the context requires otherwise. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws

Overview

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date.  Our only activities since inception were organizational activities and those necessary to prepare for the Initial Public Offering and a Business Combination.  We do not expect to generate any operating revenues until after the completion of our initial Business Combination.  We expect to generate non-operating income in the form of interest income on marketable securities that we hold following the consummation of the Initial Public Offering.  We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2022, we had net income of $4,366,139, which consisted of administrative costs of $295,823 and other income of $4,661,962. Other income consisted of interest income on the funds in Trust of $21,262 and a gain in the fair value of the warrant liabilities of $4,640,700. For the period from February 25, 2021 (inception) through March 31, 2021, we had a loss of $1,031 which consisted of formation and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2022, we had $403,064 in cash and working capital of $241,481.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $211,140,000 ($10.20 per unit) was placed in a trust account (the “Trust Account”), and as of March 31, 2022, we had $403,064 of cash held outside of the Trust Account available for working capital purposes.

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

Going Concern and Management’s Plan

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these condensed financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with US GAAP management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods presented.  Making estimates requires management to exercise significant judgment.  It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.  Accordingly, the actual results could differ significantly from those estimates.

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

Warrants Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the private warrants was estimated using a Modified Black-Scholes Model. The fair value of the public warrants was initially measured using the Monte Carlo simulation model, and then subsequently measured at the public trading price. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

Net Income (loss) per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the period presented. The warrants are exercisable to purchase 10,350,000 shares of Class A common stock in aggregate.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

1.	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
2.	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
3.	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Recent Accounting Pronouncements

Our management does not believe that there are any other issued, but not yet effective, accounting pronouncements if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Upon the completion of a Business Combination, $10,350,000 of deferred underwriting fees payable will be released from our trust account to the underwriter from our initial public offering.

Vendor Agreements

As of March 31, 2022, the Company had incurred legal fees of approximately $10,000 which will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accounts payable and accrued expenses on the condensed balance sheets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our sole officer, who serves as Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon his evaluation, our sole officer concluded that during the period covered by this report, our disclosure controls and procedures were ineffective due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.    Risk Factors.

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.  As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of May 2022.

INTELLIGENT MEDICINE ACQUISITION CORP.

By:	/s/ Gregory C. Simon
Name:	Gregory C. Simon
Title:	Chief Executive Officer and Chief Financial Officer