Form 10-Q
period 2022-09-30
Intelligent Medicine Acquisition Corp.
filed 2022-11-14
CIK 1850051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 20,700,000 shares of Class A common stock, par value $0.0001 per share, and 5,175,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

INTELLIGENT MEDICINE ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page No.
PART I - FINANCIAL INFORMATION		F-1

Item 1.	Financial Statements.	F-1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	F-1

Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from February 25,2021 (inception) through September 30, 2021 (Unaudited)

		F-2

Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2022 and for the period from February 25,2021 (inception) through September 30, 2021 (Unaudited)

		F-3

	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 25, 2021 (inception) through September 30, 2021 (Unaudited)	F-4

	Notes to Condensed Financial Statements (Unaudited)	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits.	23

SIGNATURES		24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$160,697	$589,275
Prepaid expenses	146,804	157,975
Total Current Assets	307,501	747,250

Investments held in the Trust Account	212,402,618	211,143,228

Other assets	14,071	103,970
Total Assets	$212,724,190	$211,994,448

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$937,280	$208,500
Accrued offering costs	15,000	28,373
Total Current Liabilities	952,280	236,873

Derivative warrant liabilities	1,856,700	10,417,100
Deferred underwriting commission	10,350,000	10,350,000
Total liabilities	13,158,980	21,003,973

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 20,700,000 shares (at redemption value)	211,807,378	211,143,228

Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 20,700,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,175,000 shares issued and outstanding	518	518
Additional paid-in capital	—	—
Accumulated deficit	(12,242,686)	(20,153,271)
Total Stockholders’ Deficit	(12,242,168)	(20,152,753)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$212,724,190	$211,994,448

The accompanying notes are an integral part of the condensed financial statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period
				February 25, 2021
			For the Nine Months	(Inception)
	For the Three Months Ended		Ended	Through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
EXPENSES
General and administrative	$268,579	$75	$969,146	$21,934
TOTAL EXPENSES	268,579	75	969,146	21,934

OTHER INCOME
Income earned on Investments held in Trust Account	953,013	—	1,259,390	—
Change in fair value of derivative warrant liabilities	825,200	—	8,560,400	—
TOTAL OTHER INCOME	1,778,213	—	9,819,790	—

Net income (loss) before provision for income taxes	1,509,634	(75)	8,850,644	(21,934)
Provision for income taxes	267,242	—	275,909	—
Net income (loss)	$1,242,392	$(75)	$8,574,735	$(21,934)

Weighted average number of Class A common stock outstanding, basic and diluted	20,700,000	—	20,700,000	—
Basic and diluted net income (loss) per Class A common stock	$0.01	$—	$0.28	$—

Weighted average number of Class B common stock outstanding, basic and diluted (1)(2)	5,175,000	4,500,000	5,175,000	4,500,000
Basic and diluted net income (loss) per Class B common stock	$0.01	$(0.00)	$0.28	$(0.00)
(1)	Excludes an aggregate of up to 675,000 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)	On November 4, 2021, in connection with an increase in the size of the Company's initial public offering, an additional 862,500 Founder Shares were issued pursuant to a stock dividend, thereby resulting in 5,175,000 founder shares held by the Sponsor, directors and advisors or entities controlled by directors and advisors. All share amounts have been retrospectively restated to reflect the stock dividend.

The accompanying notes are an integral part of the condensed financial statements.

F-2

INTELLIGENT MEDICINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY ( DEFICIT)

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,175,000	$518	$—	$(20,153,271)	$(20,152,753)

Accretion of Class A common stock to redemption value	—	—	—	(21,262)	(21,262)

Net income	—	—	—	4,366,139	4,366,139
Balance as of March 31, 2022	5,175,000	$518	$—	$(15,808,394)	$(15,807,876)

Accretion of Class A common stock to redemption value	—	—	—	(285,115)	(285,115)

Net income	—	—	—	2,966,204	2,966,204
Balance as of June 30, 2022	5,175,000	$518	$—	$(13,127,305)	$(13,126,787)

Accretion of Class A common stock to redemption value	—	—	—	(357,773)	(357,773)

Net income	—	—	—	1,242,392	1,242,392
Balance as of September 30, 2022	5,175,000	$518	$—	$(12,242,686)	$(12,242,168)

FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B		Additional
	Common Stock (1)(2)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 25, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,175,000	518	24,482	—	25,000

Net loss	—	—	—	(1,031)	(1,031)
Balance as of March 31, 2021	5,175,000	$518	$24,482	$(1,031)	$23,969

Net loss	—	—	—	(20,828)	(20,828)
Balance as of June 30, 2021	5,175,000	$518	$24,482	$(21,859)	$3,141

Net loss	—	—	—	(75)	(75)
Balance as of September 30, 2021	5,175,000	$518	$24,482	$(21,934)	$3,066
(1)	Includes an aggregate of up to 675,000 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)	On November 4, 2021, in connection with an increase in the size of the Company's initial public offering, an additional 862,500 Founder Shares were issued pursuant to a stock dividend, thereby resulting in 5,175,000 remaining founder shares held by the Sponsor, directors and advisors or entities controlled by directors and advisors. All share amounts have been retrospectively restated to reflect the stock dividend.

The accompanying notes are an integral part of the condensed financial statements.

F-3

INTELLIGENT MEDICINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period From
	For the	February 25, 2021
	Nine Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$8,574,735	$(21,934)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on investments held in the Trust Account	(1,259,390)	—
Gain on change in fair value of derivative liabilities	(8,560,400)	—
Changes in operating assets and liabilities:
Prepaid expenses	11,171	—
Other assets	89,899	—
Accounts payable and accrued expenses	728,780	1,031
Net Cash Used In Operating Activities	(415,205)	(20,903)

Cash Flows From Financing Activities:
Proceeds from issuance of Class B common stock to sponsor	—	25,000
Payment of offering costs	(13,373)	(99,770)
Proceeds from sponsor note	—	165,000
Net Cash Provided By (Used in) Financing Activities	(13,373)	90,230

Net change in cash	(428,578)	69,327

Cash at beginning of period	589,275	—
Cash at end of period	$160,697	$69,327

Supplemental disclosure of non-cash financing activities:

Offering costs included in accrued offering costs	$15,000	$714,002
Accretion of Class A common stock to redemption value	$664,150	$—

The accompanying notes are an integral part of the condensed financial statements.

F-4

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

All activity for the period from February 25, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

In the opinion of the Company’s management, the unaudited interim condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company has determined that its more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities and the valuation of deferred tax assets. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Class A common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $212,104,565 and $211,143,228, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. At September 30, 2022, the calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. The warrants are exercisable to purchase 10,350,000 shares of Class A common stock in the aggregate. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2022	2021
Class A common stock
Numerator: Income allocable to Class A common stock, as adjusted	$231,503	$—
Denominator: Basic and diluted weighted average shares outstanding	20,700,000	—
Basic and diluted net income per share, Class A Common Stock	$0.01	$—

Class B common stock
Numerator: Income (loss) allocable to Class B common stock, as adjusted	$57,876	$(75)
Denominator: Basic and diluted weighted average shares outstanding	5,175,000	4,500,000
Basic and diluted net income (loss) per share, Class B Common Stock	$0.01	(0.00)

		For the Period From
	Nine months	February 25, 2021
	ended	(inception)
	September 30,	Through September 30,
	2022	2021
Class A common stock
Numerator: Income allocable to Class A common stock, as adjusted	$5,852,276	$—
Denominator: Basic and diluted weighted average shares outstanding	20,700,000	—
Basic and diluted net income per share, Class A Common Stock	$0.28	$—

Class B common stock
Numerator: Income (loss) allocable to Class B common stock, as adjusted	$1,463,069	$(21,934)
Denominator: Basic and diluted weighted average shares outstanding	5,175,000	4,500,000
Basic and diluted net income (loss) per share, Class B Common Stock	$0.28	(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of September 30, 2022 and December 31, 2021, the Company's deferred tax asset is primarily attributable to startup costs which the Company has recorded a full valuation allowance. These startup costs will be amortized upon successful completion of a business combination. The Company's effective tax rate was 17.70% and 3.12% for the three and nine months ended September 30, 2022, respectively, and 0.00% for each of the three ended September 30, 2021 and for the period February 25, 2021 (inception) through September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, due to changes in fair value of warrant liabilities and the full valuation allowance on the deferred tax assets where it is more likely than not that some or all of the deferred tax assets will not be realized.

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

New Law and Changes

On August 16, 2022, the Inflation Reduction Act (the “IR Act”) was signed into law, which, beginning in 2023, will impose a 1% excise tax on public company stock buybacks. The Company is assessing the potential impact of the Act.

The IR Act imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Redemption rights are ubiquitous to nearly all SPACs. Until there is further guidance from the IRS, the Company will continue to access the potential impact of the IR Act. The Company does not expect a material impact on the Company’s financial statements.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 9, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. The fair value of the Private Warrants was estimated using a Modified Black-Scholes Model. The fair value of the Public Warrants was initially measured using the Monte Carlo simulation model, and then subsequently measured at the public trading price (see Note 9). The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. During the three and nine months ended September 30, 2022, the Company recorded a gain of $825,200 and $8,560,400 on the change in fair value of the derivative warrants, respectively.

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

Promissory Note — Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) March 8, 2022 or (ii) the consummation of the Initial Public Offering. In April and June 2021, the Company borrowed a total of $165,000 pursuant to the Promissory Note. The Company repaid the note in full on November 15, 2021 and the note was cancelled. As of September 30, 2022, there was no outstanding balance under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officer and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Vendor Agreements

As of September 30, 2022, the Company had incurred legal fees of approximately $204,000 which will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accounts payable and accrued expenses on the condensed balance sheets.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 20,700,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,175,000 shares of Class B common stock issued and outstanding.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value. The fair value of the private warrants was estimated using a Modified Black-Scholes Model. The fair value of the public warrants was initially measured using the Monte Carlo simulation model, and then subsequently measured at the public trading price (see Note 9). This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. During the three and nine months ended September 30, 2022, the Company recorded a gain due to the change in fair value of the derivative warrant liabilities of $825,200 and $8,560,400 to the condensed statements of operations, respectively. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in the Trust Account	1	$212,402,618	$211,143,228

Liabilities:
Warrant Liability - Private Placement Warrants	2	$925,200	$5,345,600
Warrant Liability - Public Warrants	1	931,500	5,071,500
Total Derivative Liabilities		$1,856,700	$10,417,100

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of September 30, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants. Due to the attributes of the Private Warrants, at September 30, 2022, the Private Warrants were valued using the Company’s publicly listed trading price and considered to be a Level 2 fair value measurement.

The key inputs into the modified Black-Scholes model were as follows:

	September 30, 2022		December 31, 2021
Risk-free interest rate	4.06%		1.26%
Expected life of warrants	5.17	years	6.1	years
Expected volatility of underlying shares	2.0%		10.0%
Dividend yield	0%		0%
Probability of business combination	11.0%		90.0%

Upon initial issuance of the derivative warrants, the Company recorded a derivative liability of $28,261,700. As of September 30, 2022 and December 31, 2021, the derivative liability was $1,856,700 and $10,417,100, respectively.

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

If we have not completed a Business Combination within 15 months from the closing of the Initial Public Offering, or February 9, 2023, (the “Combination Period”), and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (1) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

For the three months ended September 30, 2022, we had net income of $1,242,392, which consisted of administrative costs of $268,579 and other income of $1,778,213.  Other income consisted of interest income on the funds in Trust of $953,013 and a change in the fair value of the warrant liabilities of $825,200.  In addition, for the three months ended September 30, 2022, the Company recorded an income tax provision of $267,242.  For the three months ended September 30, 2021, we had net loss of $75, which consisted of formation and administrative expenses.

For the nine months ended September 30, 2022, we had net income of $8,574,735, which consisted of administrative costs of $969,146 and other income of $9,819,790.  Other income consisted of interest income on the funds in Trust of $1,259,390 and a change in the fair value of the warrant liabilities of $8,560,400.  In addition, for the nine months ended September 30, 2022, the Company recorded an income tax provision of $275,909. For the period from February 25, 2021 (inception) through September 30, 2021, we had a loss of $21,934, which consisted of formation and administrative expenses.

We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

Liquidity and Capital Resources

As of September 30, 2022, we had $160,697 in cash and working capital deficit of $644,779.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $211,140,000 ($10.20 per unit) was placed in a trust account (the “Trust Account”), and as of September 30, 2022, we had $160,697 of cash held outside of the Trust Account available for working capital purposes.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 9, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Warrants Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. The fair value of the private warrants was estimated using a Modified Black-Scholes Model. The fair value of the public warrants was initially measured using the Monte Carlo simulation model, and then subsequently measured at the public trading price. The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our sole officer, who serves as Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon his evaluation, our sole officer concluded that during the period covered by this report, our disclosure controls and procedures were ineffective due to the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by a domestic corporation beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the Nasdaq Stock Market, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. Issuances of securities in connection with an initial business combination transaction (including any PIPE transaction at the time of an initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same taxable year (generally by the value of the securities issued), but the value of the securities redeemed may exceed the value of the securities issued.

Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus potentially hinder our ability to enter into and consummate an initial business combination, particularly an initial business combination in which substantial PIPE issuances are not contemplated. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2022.

INTELLIGENT MEDICINE ACQUISITION CORP.

By:	/s/ Gregory C. Simon
Name:	Gregory C. Simon
Title:	Chief Executive Officer and Chief Financial Officer