Form 10-K
period 2022-12-31
Intelligent Medicine Acquisition Corp.
filed 2023-04-17
CIK 1850051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2022, the aggregate market value of the registrant's Class A common stock on Nasdaq was approximately $207.4 million (based on $10.02 per share).

As of April 14, 2023, 690,139 shares of Class A common stock, par value $0.0001 per share, and 5,175,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

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

All activity for the period from February 25, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On November 9, 2021, we consummated the Initial Public Offering of 20,700,000 units (which included 2,700,000 units pursuant to the underwriter’s exercise of the over-allotment option) (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $207,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the private sale (the “Private Placement”) of an aggregate of 10,280,000 warrants (which included 1,080,000 warrants in connection with the exercise of the over-allotment option) (the “Private Placement Warrants”), allocating 9,245,000 warrants to the Sponsor and 1,035,000 warrants to the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,280,000. The payment of $10,350,000 deferred underwriting fees were contingent upon the consummation of the Business Combination by September 9, 2023; however, on February 7, 2023, the Company and the underwriter entered into a Fee Reduction Agreement, pursuant to which the underwriter irrevocably waived the deferred underwriting fees.

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

On February 8, 2023, the Company held a special meeting of stockholders (the “Meeting”). The purpose of the Meeting was to approve an amendment to the Company’s certificate of incorporation, to extend the date by which the Company has to consummate a business combination for seven (7) months, from February 9, 2023 to September 9, 2023, conditioned on the deposit of 200,000 shares of Class B common stock into the Trust Account. On February 8, 2023, the Company’s Sponsor contributed to the Trust Account 200,000 shares of Class B common stock.

In connection with the extension, stockholders holding 20,009,861 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $207,601,189 (approximately $10.34 per share), which included $795,199.60 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligation, was removed from the Trust Account to pay such holders. Following these redemptions, the Company had 690,139 shares of Class A common stock outstanding and the aggregate amount remaining in the Trust Account at the time was $7,132,727.

If we have not completed a Business Combination by September 9, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In addition, the Company currently has less than 6 months from the date these financial statements were issued to complete a Business Combination.

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

Joseph L. Schocken has served as a member of our board of directors since the Initial Public Offering. Mr. Schocken is co-founder and Chairman Emeritus of Broadmark Realty Capital (NYSE: BRMK) and President of Tranceka Capital, LLC (formerly Broadmark Capital, LLC). With more than 40 years of experience in investment banking, Mr. Schocken has extensive knowledge of the financial services industry and established relationships with both strategic and institutional investors throughout the United States and internationally. He has guided Tranceka Capital, LLC’s corporate finance practice through hundreds of transactions over a broad array of industries with a focus on lending, technology and life sciences. Mr. Schocken is interested in national economic policy, has served as an appointee of President Obama to the National Advisory Council on Innovation and Entrepreneurship, has written several white papers and articles on capital formation which have led to testimony before committees at both the U.S. House and Senate. He contributed to the 2011 JOBS Act and initiated the Protecting Religiously Affiliated Institutions Act of 2017. Mr. Schocken is the Chairman of Taqtile, Inc., the WA State AIPAC Chair, serves on the AIPAC National Council, DNC National Finance Committee, and served on the Seattle Affordable Middle Income Housing Council. Mr. Schocken received a Bachelor of Arts from the University of Washington and an M.B.A. from the Harvard Business School.

Patience Marime-Ball has served as a member of our board of directors since the Initial Public Offering. Ms. Marime-Ball has dedicated her career to finding new ways to use the levers of finance to create a more equal world. A seasoned banker, investor and philanthropist, she has worked alongside investment leaders across the globe to catalyze investment in undercapitalized communities in ways that recognize all people as essential changemakers of our global economy. In 2018, Ms. Marime-Ball founded Women of the World Endowment to harness the power of the capital markets to drive lasting change for more people including, women and girls.  WoWE invests via an institutional-quality endowment structure at the intersection of gender and some of today’s most pressing social and environmental issues, and seeks to deliver market-rate financial returns while maximizing impact outcomes. Previously, Ms. Marime-Ball was Principal Investment Officer and Global Head of Banking on Women at the International Finance Corporation (IFC), where she created the multibillion Banking on Women investment platform as well as the IFC’s Global Trade Liquidity Program.  She co-developed the first ever gender bond issued on the Uridashi market and worked alongside Goldman Sachs to structure a $600 million debt fund that has deployed more than $1.9 billion in loans to women entrepreneurs to-date.  Earlier in her career she structured project finance deals for energy producers in Africa, Europe, Latin America and the Caribbean as well as the acquisition of power generation assets and greenfield infrastructure developments across the U.S. and Mexican markets.  Ms. Marime-Ball serves on the Board of MIO Partners, is an inaugural member of Apollo Global Management, Inc.’s Impact Advisory Committee, and serves on several advisory boards including Emerging Sun LLC, a company she co-founded in 2005.  Ms. Marime-Ball has an MBA from Kellogg Business School and a Juris Doctor from the Pritzker School of Law at Northwestern University.

Kavita Patel, M.D., M.S. has served as a member of our board of directors since the Initial Public Offering.  Dr. Patel is currently a practicing primary care physician at Mary’s Center and a Faculty member of the Stanford University Biodesign Program.  Previously, Dr. Patel served in the Obama Administration as director of policy for the Office of Intergovernmental Affairs and Public Engagement in the White House, where she played a key role in policy development and evaluation of policy initiatives connected to health reform, financial regulatory reform and economic recovery issues.  Before joining the Obama Administration, Dr. Patel worked with the late Senator Edward Kennedy’s staff where she served as policy analyst and trusted aid and was part of the senior staff of the Health, Education, Labor and Pensions (HELP) Committee under Senator Kennedy’s leadership.  Dr. Patel co-founded Tuple Health, which builds a new type of health technology platform specifically focused on delivery care under risk based payment models.  Dr. Patel currently serves on the board of directors of SelectQuote, Inc. (NYSE: SLQT) and Sigilon Therapeutics, Inc. (Nasdaq: SGTX), as well as on the board of several non-profit organizations, including Pathfinder.  Dr. Patel is also a Venture Partner at New Enterprise Associates and a Young Global Leader at the World Economic Forum.  Dr. Patel received her Bachelor of Arts from the University of Texas at Austin, her M.D. from the University of Texas Health Science Center at San Antonio, and her M.P.H. from UCLA.

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

Llew Keltner, MD, PhD, has a 40-year career in biopharma drug and business development. He is Chief Executive Officer of EPISTAT, an international healthcare technology transfer, corporate risk management and healthcare strategy company that he founded in 1972. Dr. Keltner is a founder and CEO of OncoSCAR, the company leading the field in development of diagnostics and therapeutics based on the regulatory power of transposed portions of the human retrovirome.  He was the Chief Executive Officer of AgonOx, a biotech company developing OX40 agonists for use in cancer therapy, from 2011 to 2013. He was the President of Novici Biotech, a privately-held gene and protein optimization firm in 2010 and 2011. Dr. Keltner was Chief Executive Officer and President of Light Sciences Oncology, a privately-held biotechnology company developing a late stage, light-activated therapy for hepatocellular cancer, other solid tumors, and benign prostatic hypertrophy from 2001 to 2010, and again serves in that role since 2019. From 1997 to 2004, Dr. Keltner was Chief Executive Officer of Metastat, a development-stage biotech company focused on cancer metastasis. Dr. Keltner holds positions on the boards of Ergomed (LOND:ERGO), Vesselon, Infostat, BioQ Pharma, Oregon Life Sciences, Surgeon Training International, Caravan Bio, and OncoSCAR. He is a previous Director of Raptor Pharmaceuticals, where he served as Chairman (NASDAQ:RPTP), Light Sciences Corporation, Immunovaccine (TSX.V:IMV), Vital Choice, Thesis Technologies, Oread Companies, and MannKind Corporation (NASDAQ:MNKD). He has also been or is currently a scientific advisory board member at Heat Biologics, Pelican Therapeutics, Lifetime Corporation, Veana Therapeutics, ASB Meditest, Oread Laboratories, Hall-Kimbrell, Ajuta Bio, and aai

Pharma. Dr. Keltner is an Associate Professor at Case Western Reserve School of Medicine, and a Guest Lecturer and Director in the Bioethics Program at Columbia University School of Medicine, and serves on the Advisory Board of BioEthics International.  He is currently a member of the American Society of Clinical Oncology, American Association of Cancer Research, American Medical Association, International Association of Tumor Marker Oncology, American Association of Clinical Chemistry, and Drug Information Association. Dr. Keltner received an M.S. in Epidemiology and Biostatistics, a Ph.D. in Biomedical Informatics and an M.D. from Case Western Reserve University in Cleveland, Ohio. Dr. Keltner has also authored many research publications.

Jonathan J. Fleming is the Managing Partner of Pimlico Pond Investments, a venture capital investment firm based in Newton MA.  Currently, Mr. Fleming is the Chairman of the Board of six venture capital backed life science companies.  From 2002 to present Mr. Fleming has been on the faculty at MIT Sloan teaching life science strategy to MIT and Harvard graduate students.  From 2015 to 2018, Mr. Fleming was the CEO of Q-State Biosciences, a private neuroscience company based on technologies licensed from Harvard University located in Cambridge MA.  From 1996 to 2015, Mr. Fleming was the Managing General Partner of Oxford Bioscience Partners, an international venture capital firm specializing in life science technology-based investments which invested in early-stage life science companies in their IPOs and M&A transactions.  From 2010 to present Mr. Fleming was a co-founder and GP of the first early-stage health care investment fund in Korea, the Korea Seoul Life Sciences Fund.  In 1994, Mr. Fleming was a co-founder and General Partner of Medica Venture Partners, one of the first early-stage healthcare venture capital firms in Israel which co-invested frequently with his primary fund Oxford.  During his career Mr. Fleming has served on numerous boards of private and public companies and has taken numerous companies through an IPO or M&A process.  In the past Mr. Fleming has worked with six Nobel Laureates to build their companies.  From 2005 to the present Mr. Fleming has been a member of the executive board of NEHI, a health care policy think tank based in Boston MA.  He holds a Master’s degree in Public Administration from Princeton University and a B.A. in Political Science from the University of California, Berkeley.

Peter S. Knight is a retired Founding Partner of Generation investment Management. At Generation, Mr. Knight helped build, with his partners Al Gore and David Blood, a leading global sustainable investing firm with assets under management now exceeding $40 billion.  Mr. Knight was the President of the North American business, served on the Management Committee and was an integral member of the firm’s advocacy work with the Generation Foundation.  Prior to Generation, Mr. Knight was a Managing Director of Met West Financial, an LA based asset management company.  Mr. Knight started his career at the Antitrust Division of the US Department of Justice.  From 1977 to 1989, he served as the Chief of Staff to Representative and later Senator Al Gore.  Mr. Knight has also served in senior positions on four Presidential campaigns including serving as the Campaign Manager for President Clinton’s 1996 re-election campaign.  Mr. Knight has extensive board experience in both the for-profit and non-profit sectors.  He has served on seven public company boards including four in the pharmaceutical industry.  Mr. Knight currently serves on a Generation Fund Boards, bioAffinity and Gratitude Railroad.  His philanthropic efforts include serving as Chair of the Climate Museum and the Board of Emergent, a finance accelerator scaling tropical forest conservation.  He received a BA from Cornell University and a JD from the Georgetown Law School.

Sue Siegel has served as CEO, VC, and board member for big and small, public and private corporations, and non-profit organizations.  Currently, Ms. Siegel serves on the public company boards of Illumina, Align, and Nevro.  She is Chairman of MIT’s The Engine, is a Trustee of KFF, and serves on UC Berkeley’s Bakar BioEnginuity Hub’s board.  Additionally, Ms. Siegel is a Senior Lecturer at MIT Sloan School of Management.  Previously, Ms. Siegel was GE’s Chief Innovation Officer, CEO of GE Ventures & Licensing, and CEO of Healthymagination.  Prior to GE, Ms. Siegel was a VC General Partner at Mohr Davidow Ventures, leading investments in Life Sciences and Health.  During the early days of the Human Genome Project, Ms. Siegel led Affymetrix, one of the fastest growing genomics companies.  She drove its growth from pre-revenue start up to a multi-billion publicly-listed company that shaped the emerging genomics industry, including addressing the bioethical issues of its day.  Ms. Siegel serves on non-profit and advisory boards, including: co-chairing Stanford Medicine’s Board of Fellows, Mass General Brigham’s Innovation Growth Board, and is a member of UK Biobank’s Board subcommittee. Dedicated to public service, she served on President Obama’s Working Group for the Precision Medicine Initiative, was a founding board member of the NIH’s National Center for Advancing Translational Science, and served as a selection judge for White House Fellows across administrations.  After Ms. Siegel completed her academic graduate work in molecular biology and biochemistry, she held executive leadership roles at BioRad, DuPont, and Amersham.  Ms. Siegel received a Bachelor of Science in Biology from University of Puerto Rico-Mayaguez, and her MS in Biochemistry and Molecular Biology from Boston University School of Medicine.

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

Any of our directors, our sponsor or any of its affiliates may sponsor or form, or in the case of individuals, become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regardless of whether we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by September 9, 2023, or during any additional extended time that we have to consummate a business combination beyond September 9, 2023, as a result of an additional stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”). Our Chief Executive Officer, Mr. Simon, may not take any such actions until we have entered into a definitive agreement regarding our initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target.  However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

Financial Position

With funds available for an initial business combination in the amount of approximately $7.1 million, in each case excluding working capital held outside the trust account and before fees and expenses associated with our initial business combination, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us if needed to complete a transaction.

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

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange rule will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a stockholder vote;
●	the risk that the stockholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon (i) the completion of our initial business combination or (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 9, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity.  Such redemptions, if any, will be made at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the event triggering the right to redeem, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is currently approximately $12.11 per public share.  The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter from the Initial Public Offering.  The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares.  There will be no redemption rights upon the completion of our initial business combination with respect to our warrants.  Our initial stockholders, officer and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination or a stockholder vote to approve an amendment to our amended and restated certificate of incorporation, as described above.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our initial stockholders, officer and directors have agreed to vote their founder shares and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 258,803, or 37.5% (assuming all outstanding shares are voted), or 43,134 or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 690,139 public shares outstanding to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by September 9, 2023, or during any Extension Period.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until September 9, 2023, to complete our initial business combination. If we do not complete our initial business combination by September 9, 2023 or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by September 9, 2023, unless extended.

Our initial stockholders, officer and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination prior to September 9, 2023 or during any Extension Period. However, if our initial stockholders, officer or directors acquire public shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our initial stockholders, officer and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to September 9, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination prior to September 9, 2023 or during any Extension Period, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination prior to September 9, 2023 or during any Extension Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our initial business combination prior to September 9, 2023 or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to September 9, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we do not complete our business combination prior to September 9, 2023 or during any Extension Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Item 1A.Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks include the following:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us or the future target company we may acquire.
●	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek stockholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, executive officer, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock or public warrants.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	If the net proceeds from the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until September 9, 2023, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.
●	We may not be able to consummate an initial business combination by September 9, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, our management team or initial stockholders which may raise potential conflicts of interest.
●	Since our sponsor, executive officer and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they acquired during or after the Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
●	Our management team may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our executive officer, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

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

Pursuant to the letter agreement, our initial stockholders, officer and directors have agreed to vote their founder shares, as well as any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 258,803, or 37.5% (assuming all outstanding shares are voted), or 43,134, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 690,139 public shares outstanding to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 80% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by September 9, 2023 or seek a stockholder approved extension of such period. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to complete our initial business combination by September 9, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by September 9, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. For instance, drugs developed using AI technology have undergone limited testing, and the FDA has only recently approved the first set of these drugs for clinical trials. If the companies developing these drugs experience any delay in shepherding these drugs through clinical trials because either these drugs (or the INDs for such drugs) are not approved by the FDA on a timely basis or the FDA were to alter the way these drugs are reviewed from its historical practice, it may become difficult to find a suitable target business and complete our initial business combination within such time period on terms and conditions that are satisfactory to us, whether as a result of the regulatory environment applicable to its business or our existing corporate structure and ownership. Further, changes in healthcare policy in the United States or other international jurisdictions, in addition to any long-term effects of the COVID-19 pandemic that are hard to predict, may make the AI drug development space a less attractive industry than is currently anticipated. If we have not completed our initial business combination within such time period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Since the net proceeds of the Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the successful completion of the Initial Public Offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 9, 2023 or during any Extension Period, may be considered a liquidating distribution under Delaware law.If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.However, it is our intention to redeem our public shares as soon as reasonably possible following September 9, 2023 or the expiration of the Extension Period in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 9, 2023 or during any Extension Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Our amended and restated certificate of incorporation will provide that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds from the Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders, who collectively beneficially own approximately 80% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholders, officer and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 9, 2023, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our initial stockholders, officer and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial stockholders, officer and directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds from the Initial Public Offering and the sale of the private placement warrants which will cause us to be solely dependent on a single business which may have a limited number of products and services. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the Initial Public Offering and the sale of the private placement warrants, only approximately $7.1 million remains available to complete our initial business combination and pay related fees and expenses.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Following the completion of the Initial Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain members of management team are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although our officer may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by September 9, 2023.

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

The founder shares will automatically convert into Class A common stock at the time of our initial business combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible into or exercisable or exchangeable for Class A common stock, are issued or deemed issued in excess of the amounts offered in our Initial Public Offering and related to the closing of the initial business combination, the ratio at which founder shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, approximately 20% of the sum of (i) the total number of all outstanding shares of common stock upon completion of the Initial Public Offering, plus (ii) all shares of Class A common stock and equity-linked securities issued, or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination, and any private placement-equivalent warrants issued to our sponsor or its affiliates upon conversion of loans made to us). This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

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

While we expect to have sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about our ability to continue as a going concern. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) or to consummate a Business Combination will be successful or successful by September 9, 2023.

As is customary for a special purpose acquisition company, if we are not able to consummate a Business Combination by September 9, 2023, we will cease all operations and redeem the shares held by our public stockholders. Management plans to continue its efforts to consummate a Business Combination by September 9, 2023.

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

Our initial stockholders own shares representing approximately 80% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any units in the Initial Public Offering or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders and only holders of our founder shares will have the right to vote on the election of directors prior to our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

If the net proceeds from the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until September 9, 2023, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate through September 9, 2023, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of the Initial Public Offering, the funds available to us outside of the trust account will be sufficient to allow us to operate until September 9, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Risks Relating to Ownership of Our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

The remaining net proceeds from the Initial Public Offering and certain proceeds from the sale of the private placement warrants, in the amount of approximately $7.1 million, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company.

On March 30, 2022, the SEC issued the SPAC Rule Proposals, relating, among other things, to circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a business combination transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than eighteen (18) months after the effective date of the registration statement for its initial public offering (“IPO Registration Statement”). The company would then be required to complete its initial business combination no later than twenty-four (24) months after the date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, which does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed the IPO in November 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately sixteen (16) months after the effective date of the IPO, as of the date of this report). As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company if the SPAC Rule Proposals are adopted as proposed. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the Trust Account have, since the IPO, been held only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of December 31, 2022, amounts held in trust account included approximately $3,044,672 of accrued interest.

In addition, even prior to the twenty-four- (24) month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the twenty-four (24) month anniversary of the effective date of the IPO Registration Statement, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the twenty-four (24) month anniversary of the effective date of the IPO Registration Statement, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or our liquidation.

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

Our units, shares of Class A common stock and warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination, especially in light of the significant redemptions in connection with the extension of the period during which we have to complete an initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

The following table shows the public stockholders’ and our initial stockholders’ investment per share and how these compare to the implied value of one share of Class A common stock upon the completion of our initial business combination.  The following table assumes that (i) our valuation is $7,100,000 (which is the approximate amount we would have in the trust account for our initial business combination ), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial stockholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination such as (i) the value of our public and private placement warrants, (ii) the trading price of our Class A common stock, (iii) the initial business combination transaction costs, (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Class A common stock held by public stockholders	690,139
Class B common stock held by our initial stockholders	5,175,000
Total common stock	5,865,139
Total funds in trust at the initial business combination	$7,100,000
Public stockholders’ investment per share of Class A common stock(1)	$10.00
Our initial stockholders’ investment per share of Class B common stock(2)	$1.79
Implied value per share of Class A common stock upon the initial business combination(3)	$1.21
(1)	While the public stockholders’ investment is in both the public shares and the public warrants, for purposes of this table the full investment amount is ascribed to the public shares only.
(2)	Our initial stockholders’ total investment in the equity of the company, inclusive of the founder shares and their $9,245,000 investment in the private placement warrants, is $9,270,000. For purposes of this table, the full investment amount is ascribed to the founder shares only.
(3)	All founder shares held by our initial stockholders would automatically convert into Class A common stock upon completion of our initial business combination.

Based on these assumptions, each share of Class A common stock would have an implied value of $1.21 per share upon completion of our initial business combination, representing an approximate 88% decrease from the initial implied value of $10.00 per public share. As a result, even if the trading price of our Class A common stock significantly declines, the value of the founder shares held by our initial stockholders will be significantly greater than the amount our initial stockholders paid to purchase such shares. In addition, our initial stockholders could potentially recoup their entire investment in our company even if the trading price of our Class A common stock after the initial business combination is as low as $1.79 per share. As a result, our initial stockholders are likely to earn a substantial profit on their investment in us upon disposition of their Class A common stock even if the trading price of our Class A common stock declines after we complete our initial business combination even if the value of the public shares declines significantly. Our initial stockholders may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our initial stockholders had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

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

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation will provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our initial stockholders, officer and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 9, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 9, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination by September 9, 2023 or during any Extension Period, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we have not completed an initial business combination by September 9, 2023, our public stockholders may be forced to wait beyond such date before redemption from our trust account.

If we have not completed an initial business combination by September 9, 2023 or during any Extension Period, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond September 9, 2023, or the expiration of any Extension Period before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption of public shares or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

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

We issued warrants to purchase 10,350,000 shares of Class A common stock as part of the units issued in the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement warrants to purchase an aggregate of 10,280,000 private placement warrants at $1.00 per share. Our initial stockholders, including our sponsor, currently own an aggregate of 4,975,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $2,000,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Unlike most blank check companies, if we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share; the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities - Redeemable Warrants - Public Stockholders’ Warrants - Redemption of warrants” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

On March 8, 2021, our sponsor purchased an aggregate of 5,750,000 shares of Class B common stock for an aggregate purchase price of $25,000, or approximately $0.004 per share. In June 2021, our sponsor transferred an aggregate of 275,000 founder shares to certain of our directors and advisers. In September 2021, our sponsor forfeited an aggregate of 1,437,500 of the remaining 5,475,000 founder for no consideration, thereby resulting in 4,312,500 remaining founder shares held by our sponsor, directors and advisers. On November 4, 2021, in connection with an increase in the size of the Company’s Initial Public Offering, an additional 862,500 Founder Shares were issued pursuant to a stock dividend, thereby resulting in 5,175,000 remaining founder shares held by our sponsor, directors and advisers. On February 8, 2023, the Company’s Sponsor contributed 200,000 shares of Class B common stock to the Trust Account. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the Initial Public Offering. All of the founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and Cantor purchase an aggregated of 10,280,000 Private Placement Warrants  at a price of $1.00 per warrant ($10,280,000 in the aggregate), which will also be worthless if we do not complete an initial business combination. Our initial stockholders, officer and directors have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their founder shares and public shares in connection with (i) the completion of our initial business combination and (ii) any stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 9, 2023, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officer and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;

●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters and wars; and
●	deterioration of political relations with the United States.

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

Holders

As of April 14, 2023, there was one holder of record of our units, one holder of record of our Class A common stock, eleven holders of record of our Class B common stock and three holders of record of our warrants.

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

Use of Proceeds

In March 2021, our Sponsor purchased an aggregate of 5,750,000 shares of Class B common stock (the “Founder Shares”) for a capital contribution of $25,000.  In June 2021, the Sponsor subsequently transferred an aggregate of 275,000 Founder Shares to certain of our directors and advisers.  These transferred Founder Shares were not subject to forfeiture in the event the underwriter’s over- allotment option was not exercised.  In September 2021, the Sponsor forfeited an aggregate of 1,437,500 of the remaining 5,475,000 founder shares for no consideration, thereby resulting in 4,312,500 remaining founder shares held by the Sponsor, directors, and advisors.  On November 4, 2021, in connection with an increase in the size of the Company’s Initial Public Offering, an additional 862,500 Founder Shares were issued pursuant to a stock dividend, thereby resulting in 5,175,000 remaining founder shares held by the Sponsor, directors and advisors. On February 8, 2023, the Company’s Sponsor contributed 200,000 shares of Class B common stock to the Trust Account in connection with the extension of the date by which the Company is required to complete an initial business combination, thereby resulting in 4,975,000 founder shares held by the Sponsor, directors and advisors.

On November 9, 2021, we consummated the Initial Public Offering of 20,700,000 units (including 2,700,000 units pursuant to the underwriter’s exercise of the over-allotment option) generating gross proceeds of $207,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of an aggregate of 10,280,000 Private Placement Warrants (including 1,080,000 warrants in connection with the exercise of the over-allotment option) allocating 9,245,000 warrants to the Sponsor and 1,035,000 warrants to the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,280,000.  As of November 9, 2021, transaction costs amounted to $15,588,901 consisting of $4,140,000 of underwriting fees, $10,350,000 of deferred underwriting fees payable (which are held in a Trust Account) and $1,098,901 of other costs related to the Initial Public Offering. The payment of $10,350,000 deferred underwriting fees were contingent upon the consummation of the Business Combination by September 9, 2023; however, on February

7, 2023, the Company and the underwriter entered into a Fee Reduction Agreement, pursuant to which the underwriter irrevocably waived the deferred underwriting fees.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $211,140,000 ($10.20 per unit) was placed in a trust account.

On February 8, 2023, the Company held the Meeting to approve an amendment to the Company’s certificate of incorporation, to extend the date by which the Company has to consummate a business combination for seven (7) months, from February 9, 2023 to September 9, 2023, conditioned on the deposit of 200,000 shares of Class B common stock into the Trust Account. On February 8, 2023, the Company’s Sponsor contributed to the Trust Account 200,000 shares of Class B common stock.

In connection with the extension, stockholders holding 20,009,861 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $207,601,189 (approximately $10.34 per share), which included $795,199.60 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligation, was removed from the Trust Account to pay such holders. Following these redemptions, the Company had 690,139 shares of Class A common stock outstanding and the aggregate amount remaining in the Trust Account at the time was $7,132,727.

Except for the withdrawal from the trust account of interest earned on the funds held therein necessary to pay our taxes, if any, the funds in the trust account will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period (which may not occur until September 9, 2023).

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

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2022.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We have based these forward-looking statements on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report on Form 10-K. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those factors described under the section of this Annual Report on Form 10-K entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of an aggregate of 10,280,000 Private Placement Warrants (including 1,080,000 warrants in connection with the exercise of the over-allotment option), allocating 9,245,000 warrants to the Sponsor and 1,035,000 warrants to the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,280,000. The payment of $10,350,000 deferred underwriting fees were contingent upon the consummation of the Business Combination by September 9, 2023; however, on February 7, 2023, the Company and the underwriter entered into a Fee Reduction Agreement, pursuant to which the underwriter irrevocably waived the deferred underwriting fees.

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

On February 8, 2023, the Company held a special meeting of stockholders (the “Meeting”). The purpose of the Meeting was to approve an amendment to the Company’s certificate of incorporation, to extend the date by which the Company has to consummate a business combination for seven (7) months, from February 9, 2023 to September 9, 2023, conditioned on the deposit of 200,000 shares of Class B common stock into the Trust Account. On February 8, 2023, the Company’s Sponsor contributed to the Trust Account 200,000 shares of Class B common stock.

In connection with the extension, stockholders holding 20,009,861 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $207,601,189 (approximately $10.34 per share), which included $795,199 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligation, was removed from the Trust Account to pay such holders. Following these redemptions, the Company had 690,139 shares of Class A common stock outstanding and the aggregate amount remaining in the Trust Account at the time was $7,132,727.

If we have not completed a Business Combination by September 9, 2023, (the “Combination Period”) and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (1) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

Convertible Note

On February 21, 2023, we issued an unsecured convertible promissory note (the “Note”) to Intelligent Medicine Sponsor LLC (the “Sponsor”) pursuant to which the Company may borrow up to $1,000,000 for transaction costs reasonably related to the Company’s search for a Business Combination. To date, the Company has borrowed $367,588.29 under the Note. Gregory C. Simon, the Company’s Chief Executive Officer and Chief Financial Officer, is a Manager of the Sponsor.

The Note bears no interest and all unpaid principal under the Note will be due and payable in full upon the earlier of (i) September 9, 2023 or (ii) the completion of the Business Combination. The issuance of the Note was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Pursuant to the terms of the Note, the Sponsor will have the option, at any time on or prior to the earlier of September 9, 2023 or the completion of a Business Combination, to convert any amounts outstanding under the Note, up to $1,000,000 in the aggregate, into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering.

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

For the year ended December 31, 2022, we had net income of $11,408,859, which consisted of administrative costs of $1,284,046 and other income of $13,255,472. Other income consisted of interest income on the funds in Trust of $3,044,672 and a change in the fair value of the warrant liabilities of $10,210,800. In addition, for the year ended December 31, 2022, the Company recorded an income tax provision of $562,567.

For the year ended December 31, 2021, we had a loss of $312,854, which consisted of formation and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2022, we had $50,152 in cash and a working capital deficit of $891,121.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $211,140,000 ($10.20 per unit) was placed in a trust account (the “Trust Account”), and as of December 31, 2022, we had $50,152 of cash held outside of the Trust Account available for working capital purposes.

On February 8, 2023, the Company held a special meeting of stockholders. The purpose of the Meeting was to approve an amendment to the Company’s certificate of incorporation, to extend the date by which the Company has to consummate a business combination for seven (7) months, from February 9, 2023 to September 9, 2023, conditioned on the deposit of 200,000 shares of Class B common stock into the Trust Account. On February 8, 2023, the Company’s Sponsor contributed to the Trust Account 200,000 shares of Class B common stock.

In connection with the extension, stockholders holding 20,009,861 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $207,601,189 (approximately $10.34 per share), which included $795,199 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligation, was removed from the Trust Account to pay such holders. In addition, $341,146 of interest was withdrawn to pay taxes. Following these redemptions, the Company had 690,139 shares of Class A common stock outstanding and the aggregate amount remaining in the Trust Account at the time was $7,132,727. A portion of the interest earned on the remaining funds in the Trust Account is expected to be used to pay taxes.

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

Going Concern and Management’s Plan

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company currently has less than 6 months from the date the accompanying financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with US GAAP management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods presented.  Making estimates requires management to exercise significant judgment.  It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events.  Accordingly, the actual results could differ significantly from those estimates. A critical accounting estimate to our financial statements include valuation of warrants and valuation of allowance for taxes. We have identified the following critical accounting policies:

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

Warrants Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of the private warrants was estimated using a Modified Black-Scholes Model. The fair value of the public warrants was initially measured using the Monte Carlo simulation model, and then subsequently measured at the public trading price (see Note 9 to the financial statements included elsewhere in this Form 10-K). The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for the warrant liabilities.

Recent Accounting Pronouncements

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Originally, upon the completion of a Business Combination, $10,350,000 of deferred underwriting fees payable were to have been released from our trust account to the underwriter from our initial public offering. However, on February 7, 2023, the Company and the underwriter entered into a Fee Reduction Agreement, pursuant to which the underwriter irrevocably waived the deferred underwriting fees.

Off-Balance Sheet Arrangements, Commitments and Contractual Obligations

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our sole officer, who serves as Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon his evaluation, our sole officer concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

Remedial Actions

In light of the identified material weaknesses, we have continued to enhance our processes, policies and procedures regarding financial reporting, including digital security. In connection therewith, we continue to formalize our processes and increase our communication among our personnel and third-party professionals with whom we consult. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements in our financial statements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, and in light of the material weaknesses described above, management has determined that our internal control over financial reporting as of December 31, 2022, was not effective.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officer and Corporate Governance.

Directors and Executive Officer

Our current directors and executive officer are as follows:

Name	Age	Position
Gregory C. Simon	71	Chief Executive Officer, Chief Financial Officer and Director
Jack D. Hidary	54	Chairman of the Board
Joseph L. Schocken	76	Director
Patience Marime-Ball	54	Director
Kavita Patel	49	Director

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

Joseph L. Schocken is co-founder and Chairman Emeritus of Broadmark Realty Capital (NYSE: BRMK) and President of Tranceka Capital, LLC (formerly Broadmark Capital, LLC).  With more than 40 years of experience in investment banking, Mr. Schocken has extensive knowledge of the financial services industry and established relationships with both strategic and institutional investors throughout the United States and internationally.  He has guided Tranceka Capital, LLC’s corporate finance practice through hundreds of transactions over a broad array of industries with a focus on lending, technology and life sciences. Mr. Schocken is interested in national economic policy, has served as an appointee of President Obama to the National Advisory Council on Innovation and Entrepreneurship, has written several white papers and articles on capital formation which have led to testimony before committees at both the U.S. House and Senate.  He contributed to the 2011 JOBS Act and initiated the Protecting Religiously Affiliated Institutions Act of 2017.  Mr. Schocken is the Chairman of Taqtile, Inc., the WA State AIPAC Chair, serves on the AIPAC National Council, DNC National Finance Committee, and served on the Seattle Affordable Middle Income Housing Council.  Mr. Schocken received a Bachelor of Arts from the University of Washington and an M.B.A. from the Harvard Business School.

Patience Marime-Ball has dedicated her career to finding new ways to use the levers of finance to create a more equal world.  A seasoned banker, investor and philanthropist, she has worked alongside investment leaders across the globe to catalyze investment in undercapitalized communities in ways that recognize all people as essential changemakers of our global economy.  In 2018, Ms. Marime-Ball founded Women of the World Endowment to harness the power of the capital markets to drive lasting change for more people including, women and girls.  WoWE invests via an institutional-quality endowment structure at the intersection of gender and some of today’s most pressing social and environmental issues, and seeks to deliver market-rate financial returns while maximizing impact outcomes.  Previously, Ms. Marime-Ball was Principal Investment Officer and Global Head of Banking on Women at the International Finance Corporation (IFC), where she created the multibillion Banking on Women investment platform as well as the IFC’s Global Trade Liquidity Program.  She co-developed the first ever gender bond issued on the Uridashi market and worked alongside Goldman Sachs to structure a $600 million debt fund that has deployed more than $1.9 billion in loans to women entrepreneurs to-date.  Earlier in her career she structured project finance deals for energy producers in Africa, Europe, Latin America and the Caribbean as well as the acquisition of power generation assets and greenfield infrastructure developments across the U.S. and Mexican markets.  Ms. Marime-Ball serves as Board Vice Chair of the International Center for Research on Women; is an inaugural member of Apollo Global Management, Inc.’s Impact Advisory Committee; serves on the Board of MIO Partners, and serves on several advisory boards including Emerging Sun LLC, a company she co-founded in 2005.  Ms. Marime-Ball has an MBA from Kellogg Business School and a Juris Doctor from the Pritzker School of Law at Northwestern University.  We believe that Ms. Marime-Ball’s global finance and investing experience in industries with untapped value, her work experience in the capital markets and her creation of the Women of the World Endowment make her well qualified to serve on our board of directors.

Kavita Patel, M.D., M.S. is currently a practicing primary care physician at Mary’s Center and a Faculty member of the Stanford University Biodesign Program.  Previously, Dr. Patel served in the Obama Administration as director of policy for the Office of Intergovernmental Affairs and Public Engagement in the White House, where she played a key role in policy development and evaluation of policy initiatives connected to health reform, financial regulatory reform and economic recovery issues.  Before joining the Obama Administration, Dr. Patel worked with the late Senator Edward Kennedy’s staff where she served as policy analyst and trusted aid and was part of the senior staff of the Health, Education, Labor and Pensions (HELP) Committee under Senator Kennedy’s leadership.  Dr. Patel co-founded Tuple Health, which builds a new type of health technology platform specifically focused on delivery care under risk based payment models.  Dr. Patel currently serves on the board of directors of SelectQuote, Inc. (NYSE: SLQT) and Sigilon Therapeutics, Inc. (Nasdaq: SGTX), as well as on the board of several non-profit organizations, including Pathfinder.  Dr. Patel is also a Venture Partner at New Enterprise Associates and a Young Global Leader at the World Economic Forum.  Dr. Patel received her Bachelor of Arts from the University of Texas at Austin, her M.D. from the University of Texas Health Science Center at San Antonio, and her M.P.H. from UCLA.

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

Item 11.Executive Compensation.

During 2022, our executive officer did not have total compensation in excess of $100,000. To date, no executive officer or director has received any compensation for services rendered to us except Joseph L. Schocken, Patience Marime-Ball, and Kavita Patel, three of our directors, who received 25,000, 50,000, and 50,000 founder shares respectively. Other than the 125,000 founder shares transferred to Joseph L. Schocken, Patience Marime-Ball, and Kavita Patel, no compensation of any kind, including finders or other similar fees, will be paid to any of our Sponsors, CEO and CFO and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any common stock issuable upon exercise of warrants as such securities are not exercisable or convertible within 60 days. Information based on 5,865,139 shares of common stock outstanding as of April 14, 2023, of which 690,139 were shares of Class A common stock and 5,175,000 were Class B common stock.

			Approximate
	Amount		Percentage
	and		of
	Nature of		Outstanding
	Beneficial		Common
Name and Address of Beneficial Owner(1)	Ownership(2)		Stock
Intelligent Medicine Sponsor LLC(3)	4,700,000		80.1%
Gregory C. Simon(3)	—
Jack D. Hidary(3)	—
Joseph L. Schocken	25,000		*
Patience Marime-Ball	50,000		*
Kavita Patel	50,000		*
All officer and directors as a group (five individuals)	125,000	(2)	2.1%
Saba Capital Management, L.P.(4)	2,170,581		37.0%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(5)	1,250,000		21.3%
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our stockholders is c/o Intelligent Medicine Acquisition Corp., 9001 Burdette Rd., Bethesda, MD 20817.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock at the time of our initial business combination on a one-for-one basis.
(3)	Our sponsor is the record holder of such shares. Our sponsor is managed by a board of managers consisting of Gregory C. Simon, Jack D. Hidary, Samir N. Khleif and Geoffrey S. Ling. Any action by our sponsor with respect to our company or the founder shares, including voting and dispositive decisions, requires a majority vote of the members of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of our sponsor’s managers, none of the managers of our sponsor is deemed to be a beneficial owner of our sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of our directors or officer is deemed to have or share beneficial ownership of the founder shares held by our sponsor and, for the avoidance of doubt, each expressly disclaims any such beneficial interest to the extent of any pecuniary interest he or she may have therein, directly or indirectly.
(4)	According to a Schedule 13G/A filed with the SEC on May 9, 2022 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Reporting Persons”). The Reporting Persons have entered into a Joint Filing Agreement, dated November 15, 2021, pursuant to which the Reporting Persons have agreed to file this statement and any subsequent amendments hereto jointly in accordance with the provisions of Rule 13d-1(k)(1) under the Act. The address of principal business office of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(5)	According to a Schedule 13G filed with the SEC on February 8, 2022 by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust, a Massachusetts Investment Trust (the “Reporting Person”). The address of principal business office of the Reporting Person is 2020 Calamos Court, Naperville, Illinois 60563.

Our initial stockholders beneficially own 80% of the issued and outstanding common stock and have the right to elect all of our directors prior to our initial business combination. Holders of our public shares will not have the right to elect any directors to our board of directors prior to our initial business combination. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions including our initial business combination.

If we do not complete our initial business combination by September 9, 2023, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions. The private placement warrants will not be redeemable by us so long as they are held by the sponsors and independent directors or their permitted transferees. Our sponsors and independent directors, or their permitted transferees, have the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than the sponsors and independent directors or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in the Initial Public Offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the Initial Public Offering.

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

On March 8, 2021, we issued an aggregate of 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share.  In June 2021, our Sponsor transferred 275,000 founder Shares to certain of our directors and advisers.  These 275,000 founder Shares were not subject to forfeiture in the event the underwriter’s over-allotment option was not exercised.  In September 2021, our Sponsor forfeited an aggregate of 1,437,500 Class B common stock to the Company for no consideration.  On November 4, 2021, in connection with an increase in the size of the Company’s Initial Public Offering, an additional 862,500 founder Shares were issued pursuant to a stock dividend, thereby resulting in 5,175,000 remaining founder shares held by the Sponsor, directors and advisors.  Prior to the initial investment in our company of $25,000 by our sponsor, we had no assets, tangible or intangible.  The per-share price of the founder shares was determined by dividing the amount contributed to us by the number of founder shares issued.  Our Sponsor agreed to forfeit up to 562,500 founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering.  In connection with the stockholder vote to amend our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination, the Sponsor transferred an aggregate of 200,000 Founder Shares to the Trust Account, thereby resulting in 4,975,000 founder shares held by the Sponsor, directors and advisors.

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

On March 8, 2021, our sponsor issued an unsecured promissory note to us (the “Promissory Note”), pursuant to which we were permitted to borrow up to an aggregate principal amount of $300,000.  The Promissory Note was non-interest bearing and payable on the earlier of (i) March 8, 2022 or (ii) the consummation of the Initial Public Offering. The Promissory Note was repaid in full on November 15, 2021 and the note was cancelled. As of December 31, 2022, there was no outstanding balance under the Promissory Note.

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

On February 21, 2023, we issued the Note to our Sponsor, pursuant to which the Company may borrow up to $1,000,000 for transaction costs reasonably related to the Company’s search for a Business Combination. To date, the Company has borrowed $$367,588.29 under the Note. Gregory C. Simon, the Company’s Chief Executive Officer and Chief Financial Officer, is a Manager of the Sponsor.

The Note bears no interest and all unpaid principal under the Note will be due and payable in full upon the earlier of (i) September 9, 2023 or (ii) the completion of the Business Combination. The issuance of the Note was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Pursuant to the terms of the Note, the Sponsor will have the option, at any time on or prior to the earlier of September 9, 2023 or the completion of a Business Combination, to convert any amounts outstanding under the Note, up to $1,000,000 in the aggregate, into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from February 25, 2021 (inception) through December 31, 2021, including services in connection with our Initial Public Offering, and for the year ended December 31, 2022, totaled $121,025 and $108,150, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the period from February 25, 2021 (inception) through December 31, 2022, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from February 25, 2021 (inception) through December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the period from February 25, 2021 (inception) through December 31, 2022.

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

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

Audited Financial Statements of Intelligent Medicine Acquisition Corp.	Page
Report of Independent Registered Public Accounting Firm (Marcum LLP, PCAOB ID 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021).
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 9, 2023).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed on October 13, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on October 13, 2021).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on October 13, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on October 13, 2021).
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

10.8	Promissory Note, dated as of February 21, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 23, 2023).
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17 th day of April, 2023.

INTELLIGENT MEDICINE ACQUISITION CORP.

By:	/s/ Gregory C. Simon
Gregory C. Simon
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officer of Intelligent Medicine Acquisition Corp.hereby constitute and appoint Gregory C. Simon with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Gregory C. Simon	Chief Executive Officer, Chief Financial Officer and Director	April 17, 2023
Gregory C. Simon	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Jack D. Hidary	Chairman of the Board of Directors	April 17, 2023
Jack D. Hidary

/s/ Patience Marime-Ball	Director	April 17, 2023
Patience Marime-Ball

/s/ Kavita Patel	Director	April 17, 2023
Kavita Patel

/s/ Joseph L. Schocken	Director	April 17, 2023
Joseph L. Schocken

INTELLIGENT MEDICINE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Report of Independent Registered Public Accounting Firm (Marcum LLP, PCAOB ID 688)	F-2

	Balance Sheets as of December 31, 2022 and December 31, 2021	F-3

	Statements of Operations for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021	F-4

	Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021	F-5

	Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021	F-6

	Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Intelligent Medicine Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Intelligent Medicine Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 25, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and does not have adequate liquidity to sustain operations. In addition, the Company currently has less than 12 months from the date the financial statements were issued to complete a business combination transaction. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Los Angeles, CA
April 17, 2023

INTELLIGENT MEDICINE ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$50,152	$589,275
Prepaid expenses	137,428	157,975
Total Current Assets	187,580	747,250

Investments held in the Trust Account	213,846,754	211,143,228

Other assets	—	103,970
Total Assets	$214,034,334	$211,994,448

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$472,999	$208,500
Income taxes payable	562,583	—
Franchise taxes payable	28,119	—
Accrued offering costs	15,000	28,373
Total Current Liabilities	1,078,701	236,873

Derivative warrant liabilities	206,300	10,417,100
Deferred underwriting commission	10,350,000	10,350,000

Total liabilities	11,635,001	21,003,973

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A common stock subject to possible redemption; 20,700,000 shares (at redemption value)	213,255,992	211,143,228

Stockholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, none issued and outstanding (excluding 20,700,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 20,000,000 shares authorized, 5,175,000 shares issued and outstanding	518	518
Additional paid-in capital	—	—
Accumulated deficit	(10,857,177)	(20,153,271)
Total Stockholders’ Deficit	(10,856,659)	(20,152,753)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$214,034,334	$211,994,448

The accompanying notes are an integral part of the financial statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the
		Period from
		February 25, 2021
	For the year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021

EXPENSES
General and administrative	$1,284,046	$312,854
TOTAL EXPENSES	1,284,046	312,854

OTHER INCOME (EXPENSE)
Income earned on Investments held in Trust Account	3,044,672	3,228
Change in fair value of derivative warrant liabilities	10,210,800	17,844,600
Transaction costs allocable to warrant liability	—	(1,121,009)
Fair value of warrants in excess of proceeds	—	(4,009,200)
TOTAL NET OTHER INCOME	13,255,472	12,217,619

Net income before provision for income taxes	11,971,426	12,404,765
Provision for income taxes	562,567	—

Net income	$11,408,859	$12,404,765

Weighted average number of Class A common stock outstanding, basic and diluted	20,700,000	3,483,495
Basic and diluted net income per Class A common stock	$0.44	$1.43

Weighted average number of Class B common stock outstanding, basic and diluted	5,175,000	5,175,000
Basic and diluted net income per Class B common stock	$0.44	$1.43

The accompanying notes are an integral part of the financial statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 25, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 25, 2021 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	5,175,000	518	24,482	—	25,000

Stock-based compensation	—	—	1,100	—	1,100

Remeasurement adjustment of Class A common stock to redemption value	—	—	(25,582)	(32,558,036)	(32,583,618)

Net Income	—	—	—	12,404,765	12,404,765
Balance as of December 31, 2021	5,175,000	$518	$—	$(20,153,271)	$(20,152,753)
Current Period Accretion of Class A Common Stock to Redemption Amount	—	—	—	(2,112,765)	(2,112,765)
Net income	—	—	—	11,408,859	11,408,859
Balance December 31, 2022	5,175,000	$518	$—	(10,857,177)	(10,856,659)

The accompanying notes are an integral part of the financial statements.

INTELLIGENT MEDICINE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
	For the	From February 25,
	year	2021 (Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$11,408,859	$12,404,765
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in the Trust Account	(3,044,672)	(3,228)
Stock based compensation		1,100
Gain on change in fair value of derivative liabilities	(10,210,800)	(17,844,600)
Fair value of warrants in excess of proceeds	—	4,009,200
Transaction costs allocable to warrant liability	—	1,121,009
Changes in operating assets and liabilities:
Prepaid expenses	20,547	(157,975)
Other assets	103,970	(103,970)
Accounts payable and accrued expenses	855,201	208,501
Net Cash Used In Operating Activities	(866,896)	(365,198)

Cash flows from investing activities
Cash withdrawn from trust for taxes	341,146	—
Cash deposited into trust account	—	(211,140,000)
Net cash provided by (used in) investing activities	341,146	(211,140,000)

Cash Flows From Financing Activities:
Proceeds from issuance of Class B common stock to sponsor	—	25,000
Payment of offering costs	(13,373)	(1,070,527)
Proceeds from sale of units in public offering net of underwriting fee	—	202,860,000
Proceeds from sale of private placement warrants	—	10,280,000
Proceeds from note payable	—	165,000
Repayment of note payable	—	(165,000)
Net Cash Provided By (Used in) Financing Activities	(13,373)	212,094,473

Net change in cash	(539,123)	589,275

Cash at beginning of period	589,275	—
Cash at end of period	50,152	589,275

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$—	$10,350,000
Offering costs included in accrued offering costs	$—	$28,373
Remeasurement adjustment of Class A common stock to redemption value	$—	$32,583,618
Current period accretion of Class A common stock to redemption amount	$2,112,765	$—

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

All activity for the period from February 25, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company has not completed a Business Combination within 15 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period and any extension thereof.

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

Going Concern and Management’s Plan

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and while the Company believes it has sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. In addition, the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination and if the Company is unsuccessful in consummating an Initial Business Combination, it is required to liquidate and dissolve. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As is customary for a special purpose acquisition company, if the Company is not able to consummate a Business Combination during the Combination Period, it will cease all operations and redeem the Public Shares. Management plans to continue its efforts to consummate a Business Combination during the Combination Period.

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

Investments held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. Treasury Bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $213,255,992 and $211,143,228, respectively, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value.

Net income per share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. At December 31, 2022, the calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Public Offering and (ii) Private Placement, since the exercise of the warrants is out of the money under the treasury stock method. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. The warrants are exercisable to purchase 10,350,000 shares of Class A common stock in the aggregate. At December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

		For the Period From
	Year ended	February 25, 2021
	ended	(inception)
	December 31,	Through December 31,
	2022	2021
Class A common stock
Numerator: Income allocable to Class A common stock	$9,127,087	$4,989,400
Denominator: Basic and diluted weighted average shares outstanding	20,700,000	3,483,495
Basic and diluted net income per share, Class A Common Stock	$0.44	$1.43

Class B common stock
Numerator: Income allocable to Class B common stock	$2,281,772	$7,412,137
Denominator: Basic and diluted weighted average shares outstanding	5,175,000	5,175,000
Basic and diluted net income per share, Class B Common Stock	$0.44	1.43

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. The fair value of the Private Warrants was estimated using a Modified Black-Scholes Model. The fair value of the Public Warrants was initially measured using the Monte Carlo simulation model, and then subsequently measured at the public trading price (see Note 9). The Company’s valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. During the year ended December 31, 2022, the Company recorded a gain of $10,210,800 on the change in fair value of the derivative warrants, respectively.

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

NOTE 5 — RELATED PARTIES

Founder Shares

In March 2021, the Sponsor purchased 5,750,000 of the Company’s Class B common stock (the “Founder Shares”) for an aggregate purchase price of $25,000. In June 2021, the Sponsor transferred an aggregate of 275,000 founder shares to certain directors and advisers for services provided. At the time of the transfer, the fair value of the shares was $1,100 which is recorded as stock-based compensation on the statements of operations. In September 2021, the Sponsor forfeited an aggregate of 1,437,500 of the remaining 5,475,000 founder shares for no consideration, thereby resulting in 4,312,500 remaining founder shares held by our sponsor, directors, and advisers. On November 4, 2021, in connection with an increase in the size of the Company’s initial public offering, an additional 862,500 Founder Shares were issued pursuant to a stock dividend, thereby resulting in 5,175,000 remaining founder shares held by the Sponsor, directors and advisors. As a result of the underwriter’s election to fully exercise their overallotment option on November 9, 2021, no Founder Shares are currently subject to forfeiture. On February 8, 2023, the Company’s Sponsor contributed 200,000 shares of Class B common stock to the Trust Account in connection with the extension of the period to complete a Business Combination.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officer and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

On February 21, 2023, the Company issued an unsecured convertible promissory note (the “Note”) to the Sponsor pursuant to which the Company may borrow up to $1,000,000 from the Sponsor for transaction costs reasonably related to the Company’s search for a Business Combination. To date, the Company has borrowed $$367,588.29 under the Note. Gregory C. Simon, the Company’s Chief Executive Officer and Chief Financial Officer, is a Manager of the Sponsor.

The Note bears no interest and all unpaid principal under the Note will be due and payable in full upon the earlier of (i) September 9, 2023 or (ii) the completion of the Business Combination. The issuance of the Note was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Pursuant to the terms of the Note, the Sponsor will have the option, at any time on or prior to the earlier of September 9, 2023 or the completion of a Business Combination, to convert any amounts outstanding under the Note, up to $1,000,000 in the aggregate, into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,140,000 payable upon the closing of the Initial Public Offering. The underwriter was entitled to a deferred fee of $0.50 per Unit, or $10,350,000. The deferred fee was to have become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement; however, on February 7, 2023, the Company and the underwriter entered into a Fee Reduction Agreement, pursuant to which the underwriter irrevocably waived the deferred underwriting fees.

Vendor Agreements

As of December 31, 2022, the Company had incurred legal fees of approximately $426,000, of which $289,000 are being deferred until the consummation of a Business Combination. The outstanding balance of the legal fees is in accounts payable and accrued expenses on the balance sheets.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 20,700,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying balance sheets.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 5,175,000 shares of Class B common stock issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2022	2021
Assets:
Investments held in the Trust Account	1	$213,255,992	$211,143,228

Liabilities:
Warrant Liability – Private Placement Warrants	2	$102,800	$5,345,600
Warrant Liability – Public Warrants	1	103,500	5,071,500
Total Derivative Liabilities		$206,300	$10,417,100

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of December 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants. Due to the attributes of the Private Warrants, at December 31, 2022, the Private Warrants were valued using the Company’s publicly listed trading price and considered to be a Level 2 fair value measurement.

The key inputs into the modified Monte Carlo Simulation model were as follows:

	December 31, 2022		December 31, 2021
Risk-free interest rate	3.99%		1.26%
Expected life of warrants	5.24	years	6.1	years
Expected volatility of underlying shares	1.0%		10.0%
Dividend yield	0%		0%
Probability of business combination	1.0%		90.0%

Upon initial issuance of the derivative warrants, the Company recorded a derivative liability of $28,261,700. As of December 31, 2022 and December 31, 2021, the derivative liability was $206,300 and $10,417,100, respectively.

NOTE 10 — INCOME TAXES

The Company’s deferred tax assets are as follows at December 31, 2022 and 2021:

Schedule of company’s net deferred tax assets

	December 31,	December 31,
	2022	2021
Deferred tax asset
Net operating loss	$—	$34,878
Startup/organizational costs	257,788	30,143
Total deferred tax asset	257,788	65,201
Valuation Allowance	(257,788)	(65,201)
Deferred tax asset, net of allowance	$—	$—

The income tax provision (benefit) consists of the following for the year ended December 31, 2022 and the period ended December31, 2021:

Schedule of income tax provision consists

	Year Ended	Period Ended
	December 31,	December 31,
	2022	2021
Federal
Current	562,567	$—
Deferred	257,788	65,201
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	(257,788)	(65,201)
Income tax provision	$562,567	$—

The Company’s net operating loss carryforward as of December 31, 2022 and 2021 amounted to $0 and $166,087, respectively, and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $257,788 and $65,201, respectively.

A reconciliation of the statutory tax rate to the Company’s effective tax rates for the year ended December 31, 2022 and for the period ended December 31, 2021:

	Year Ended	Period Ended
	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Other	(17.9)%	(21.5)%
Change in valuation allowance	1.6%	0.5%
Income tax provision (benefit)	4.7%	0.0%

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements were issued.

The Company did not identify any subsequent events, other than listed below, that would have required adjustment or disclosure in the consolidated financial statements.

Working Capital Loans- Convertible Promissory Note from Related Party

On February 21, 2023, the Company issued an unsecured convertible promissory note (the “Note”) to the Sponsor pursuant to which the Company may borrow up to $1,000,000 from the Sponsor for transaction costs reasonably related to the Company’s search for a Business Combination. To date, the Company has borrowed $$367,588.29 under the Note. Gregory C. Simon, the Company’s Chief Executive Officer and Chief Financial Officer, is a Manager of the Sponsor.

The Note bears no interest and all unpaid principal under the Note will be due and payable in full upon the earlier of (i) September 9, 2023 or (ii) the completion of the Business Combination. The issuance of the Note was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Pursuant to the terms of the Note, the Sponsor will have the option, at any time on or prior to the earlier of September 9, 2023 or the completion of a Business Combination, to convert any amounts outstanding under the Note, up to $1,000,000 in the aggregate, into warrants to purchase the Company’s Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering

Write-off of Deferred Underwriting Fee

The payment of $10,350,000 deferred underwriting fees were contingent upon the consummation of the Business Combination by September 9, 2023; however, on February 7, 2023, the Company and the underwriter entered into a Fee Reduction Agreement, pursuant to which the underwriter irrevocably waived the deferred underwriting fees.

Extension Charter Amendment

On February 8, 2023, the Company held a Meeting to approve an amendment to the Company’s certificate of incorporation, to extend the date by which the Company has to consummate a business combination for seven (7) months, from February 9, 2023 to September 9, 2023, conditioned on the deposit of 200,000 shares of Class B common stock into the Trust Account. On February 8, 2023, the Company’s Sponsor contributed to the Trust Account 200,000 shares of Class B common stock, and the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the State of Delaware.

In connection with the extension, stockholders holding 20,009,861 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $207,601,189 (approximately $10.34 per share), which included $795,199.60 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligation, was removed from the Trust Account to pay such holders. Following these redemptions, the Company had 690,139 shares of Class A common stock outstanding and the aggregate amount remaining in the Trust Account at the time was $7,132,727.